Form 10QSB
period 2004-09-30
LAKESIDE MORTGAGE FUND LLC
filed 2004-11-12
CIK 1299919

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

                        Commission file number 000-50893

                           LAKESIDE MORTGAGE FUND, LLC
                 (Name of Small Business Issuer in its Charter)


                  California                         52-2387294
         (State or other jurisdiction of             (I.R.S. Employer
          Incorporation or organization)             Identification No.)


            443 Redcliff Drive, Suite 240, Redding, California, 96002
                     (Address of Principal Executive Office)

                                 (530) 226-5850
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Transitional Small Business Disclosure Format (Check One):   Yes [X]  No [ ]

                                TABLE OF CONTENTS

Part I - Financial Information

      Item 1     Financial Statements                                          3

      Item 2     Management's Discussion and Analysis or Plan of Operation    16

      Item 3     Controls and Procedures                                      16


Part II - Other Information

      Item 1     Legal Proceedings                                            20

      Item 2     Changes in Securities                                        20

      Item 3     Defaults Upon Senior Securities                              20

      Item 4     Submission of Matters to a Vote of Security Holders          20

      Item 5     Other Information                                            21

      Item 6     Exhibits                                                     21

      Signatures                                                              22

Item 1. Financial Statements and Notes

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004

                                     ASSETS

     Cash and cash items                                              $  798,383
     Loan interest reserve (restricted)                                  136,566
     Accrued interest receivable                                          12,764
     Participating note receivable from related party
        (Note 3, 4 and 5)                                                305,000
     Loans secured by trust deeds - related party                        177,000
     Loans secured by trust deeds - others (Notes 3 and 5)             2,852,185
                                                                      ----------

TOTAL ASSETS                                                          $4,281,898
                                                                      ==========

                         LIABILITIES AND MEMBERS' EQUITY

     Accounts payable and accrued liabilities                         $    2,173
     Uninvested subscriptions                                            565,259
     Deferred interest on loans secured by trust deeds                   136,566
                                                                      ----------

Total Liabilities                                                        703,998
                                                                      ----------

Members' Equity (Note 4)
     Members' contributions, net                                       3,556,022
     Retained earnings                                                    21,878
                                                                      ----------

     Total members' equity                                             3,577,900
                                                                      ----------

TOTAL LIABILITIES AND MEMBERS' EQUITY                                 $4,281,898
                                                                      ==========


See accompanying notes

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                       STATEMENT OF OPERATIONS (UNAUDITED)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


Revenues
        Interest  income                                              $   75,355
                                                                      ----------

        Total revenues                                                    75,355
                                                                      ----------


Expenses
        Professional fees - legal and accounting                           3,000
        Management fees (Note 4)                                           6,352

        Bank charges                                                         125
        Amortization - capital issue costs                                 2,300
                                                                      ----------

        Total expenses                                                    11,777
                                                                      ----------

Net Income                                                            $   63,578
                                                                      ==========


See accompanying notes

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                    STATEMENT OF MEMBERS' EQUITY (UNAUDITED)

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004


                                                        Members'        Retained
                                                     Contributions      Earnings           TOTAL
                                                     ------------     ------------     ------------

Balance, January 1, 2004                             $    836,080     $      5,358     $    841,438

     Contributions                                        762,819               --          762,819
     Costs incurred in raising capital                    (51,699)              --          (51,699)
     Reinvestment of members' share of net income          12,505               --           12,505
     Net income                                                --           24,906           24,906
     Cash distribution                                         --          (22,230)         (22,230)
                                                     ------------     ------------     ------------

Balance, March 31, 2004                                 1,559,705            8,034        1,567,739

     Contributions                                        980,264               --          980,264
     Costs incurred in raising capital                    (45,484)              --          (45,484)
     Reinvestment of members' share of net income          29,060               --           29,060
     Net income                                                --           46,320           46,320
     Cash distribution                                         --          (37,122)         (37,122)
                                                     ------------     ------------     ------------

Balance, June 30, 2004                                  2,523,545           17,232        2,540,777

     Contributions                                      1,047,600               --        1,047,600
     Costs incurred in raising capital                    (57,989)              --          (57,989)
     Reinvestment of members' share of net income          42,866               --           42,866
     Net income                                                --           63,578           63,578
     Cash distribution                                         --          (58,932)         (58,932)
                                                     ------------     ------------     ------------


 Balance, September 30, 2004                         $  3,556,022     $     21,878     $  3,577,900
                                                     ============     ============     ============


See accompanying notes

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


Cash Flows from Operating Activities:
     Net income from operations                                    $     63,578
     Adjustments to reconcile net income to net
       cash provided by operations:
        Accrued interest receivable                                        (755)
        Loan interest reserve (restricted)                              (79,528)
        Accounts payable and accrued liabilities                          2,173
        Deferred interest on loans secured by trust deeds                79,528
                                                                   ------------

        Net cash provided by operating activities                        64,996
                                                                   ------------

Cash Flows from Investing Activities:
     Investment in loans secured by trust deeds - others               (847,770)
                                                                   ------------

        Net cash used in investing activities                          (847,770)
                                                                   ------------

Cash Flows from Financing Activities:
     Uninvested subscriptions                                           197,783
     Members' contributions, net                                      1,032,477
     Distributions to members                                           (58,932)
                                                                   ------------

        Net cash provided by financing activities                     1,171,328
                                                                   ------------

Net Change in Cash and Cash Items                                       388,554

Cash and Cash Items, Beginning of Period                                409,829
                                                                   ------------

Cash and Cash Items, End of Period                                 $    798,383
                                                                   ============


See accompanying notes

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


Note 1 - Organization and Description of Business

Lakeside Mortgage Fund, LLC (the "Fund"), a California limited liability company, was formed on December 4, 2002 under the California Beverly-Killea Limited Liability Company Act (the "Act") to conduct any lawful business for which a limited liability company may be organized under the Act, including investment of the Fund's cash and making or investing in notes, mortgages and loans to members of the general public secured by deeds of trust on real estate properties located primarily in the State of California.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Fund included in this Form 10-SB. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

The Fund will continue to operate indefinitely until dissolved and terminated by vote of Members holding a majority of the outstanding membership interests, with the concurrence of the Fund Manager.

The Fund began operations on September 26, 2003. Fiscal year 2003 is the first year during which the Fund is considered an operating company. Prior to September 26, 2003, the Company had been in the development stage. The fiscal year of the Fund ends on December 31.

The Fund's operation plan is to continue seeking investors and to use those proceeds to fund suitable loans consistent with Fund's lending criteria. Management believes qualified investors will continue to invest in the Fund so that the Fund will continue to raise capital from such investors, and invest such capital in commercial mortgage loans.

The Manager of the Fund is Lakeside Financial Group, Inc. ("Lakeside"), a California corporation formed for the purpose of managing the Fund. Lakeside was incorporated in August 2002 and began doing business in November 2002. Lakeside is not a Member of the Fund, and is owned by shareholders who are not members of the Fund.

The profit or loss of the Fund is allocated to the Members in proportion to their respective Percentage Interest. The Manager is required to allocate to the Members all profits and losses realized by the Fund during the month as of the close of business on the last day of each calendar month, in accordance with their respective Percentage Interests and in proportion to the number of days during the calendar month that they owned the interests.

Cash available for distribution will be the equivalent of net income during the calendar month using the accrual method of accounting and in accordance with US generally accepted accounting principles. Monthly, the Fund will provide statements of account to Members and distribute or reinvest amounts equal to the Members' proportionate share of the Fund's accrued net income during such month.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


Accrued net income means the excess of accrued income from operations and investment of, or sale or refinancing or other disposition of, Fund assets during such calendar month over the accrued operating expenses of the Fund during such month, including any adjustments for bad debt reserves, accrued Fund's operating expenses or other reserves for expenses and losses as the Manager may deem appropriate, or for which the Manager believes it to be in the best interests of the Fund, all determined in accordance with generally accepted accounting principles. The Manager is required to allocate funds only to the extent that funds are available. Cash available for distributions in an amount equal to their respective allocable shares of Fund net profits during such month, and the balance of Fund net income will be credited to the capital accounts of Members who elected to compound earnings.

Fund Members are allowed to withdraw from the Fund and receive a return of the amount in their capital accounts only after 12 months from the date of admission into the Fund ("Holding Period"). After the Holding Period, Members may withdraw and receive a return of their capital accounts subject to the availability of cash in the Fund, and subject to the following penalties for early withdrawal pursuant to the terms of the Operating Agreement: (i) 3% of withdrawal amount within the first year following the holding period; (ii) 2% of withdrawal amount within the second year following the holding period; and (iii) 1% of withdrawal amount within the third year following the holding period.

The Manager is entitled to receive certain fees, compensation and expense reimbursements from the Fund. The Manager is entitled to receive from the Fund an Asset Management Fee, payable monthly, in a maximum amount of 2.75% of the gross assets under management per year (0.229% per month). The Manager is also entitled to receive a Note Servicing Fee, payable monthly, in a maximum amount of 0.25% of the total unpaid principal balances of loans serviced (0.02% per month). The Manager may waive these fees (and did waive these fees in 2003) in order to improve the return to investor Members. The Manager is also entitled to receive reimbursement from the Fund for organizational, syndication and other operating expenses incurred on behalf of the Fund, including out-of-pocket general and administrative expenses of the Fund related to the offering of membership interests, accounting and audit fees, legal fees and expenses, postage and other expenses related to the preparation of reports to Members.

The Manager receives other fees from third parties as compensation to the Manager for acting as broker in arranging loans from the Fund. These fees (which are not paid by the Fund, but rather by third party borrowers) are determined on a case-by-case basis, are generally 3% to 5% of the loan amount, and generally consist of brokerage, origination, renewal and/or processing fees.

Note 2 - Summary of Significant Accounting Policies

(a)   Basis of Accounting

      The financial statements of the organization have been prepared on the accrual basis of accounting and accordingly reflect all significant receivables, payables and other liabilities.

(b)   Estimates and Assumptions

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


      assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)   Revenue Recognition

      Interest is recognized as revenue when earned according to the contractual terms of the loan and in accordance with generally accepted accounting principles.

(d)   Income Taxes

      The Fund is treated as a partnership for federal and California income tax purposes. Consequently, all tax effects of the Fund's income or loss are passed through to the Members individually, and no federal or California income taxes are provided for in the financial statements of the Fund. The Fund pays an annual California tax of $800 and an annual California LLC fee based upon its annual gross receipts.

(e)   Cash and Cash Equivalents

      For purposes of the statements of cash flows, cash and cash equivalents include interest-bearing and non interest-bearing bank deposits, money market accounts and commercial paper with original maturities of three months or less.

(f)   Loans Secured by Trust Deeds

      Loans secured by trust deeds are recorded at cost. To date, no loans had been purchased from outside third party issuers of loans; all loans have been originated by the Fund. Interest is recognized as revenue when earned according to the contractual terms of the loan. The Fund loans will have varying terms at the discretion of the Manager. Construction loans will generally have a term of between one and five years and will provide for monthly payments of interest only with a "balloon payment" at the end of the term. Other Fund loans may have a longer amortization schedule and may be fully amortizing, i.e. original principal amount of the loan will be repaid in equal monthly installments of principal and interest over the term. In such cases, the Fund will recognize income using the effective interest method of accounting in accordance with generally accepted accounting principles. The Fund will not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash. A loan is impaired when, based on current information and events, it is probable that the Fund will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of principal or interest is 90 days past due, and a specific reserve is recorded. Cash receipts will be allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Fund's investment in the loan is fully recoverable.

      As of September 30, 2004, no loan was in default or on delinquent status.

(g)   Allowance for Loan Losses

      The allowance for loan losses will be established as losses are estimated to have occurred through a provision for loan losses that will be charged to earnings. Loan losses will be charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


      Subsequent recoveries, if any, will be credited to allowance. The allowance for loan losses will be evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the underlying collateral.

      As of September 30, 2004, management believes that no allowance for loan losses was necessary.

(h)   Interest Reserve Account

      The Fund often requires borrowers to set up interest reserve accounts from which monthly payments of interest are made. The interest reserve is deposited into a separate bank account in the name of the Fund, designated specifically as interest reserve on loan/s issued by the Fund. At the end of the month, the Fund draws the calculated monthly interest on outstanding loans from the interest reserve account and transfers such amount into the general operating account of the Fund as part of the distributable fund available for monthly disbursement to the members. The equivalent unearned amount is recorded as a Deferred Interest Reserve Account in the liabilities section of the balance sheet. As of September 30, 2004, the interest reserve and deferred interest reserve accounts carried a balance amounting to $136,566.

(i) Contra-Equity Accounts: Offering Costs and Commissions Incurred in Connection with Raising of Capital

      Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital.

(j)   Organization Costs

      All costs including registration and legal fees incurred in connection with the setting up and incorporating of the Fund have been expensed and have been borne by the Manager.

(k)   Subscription Account

      Upon receipt of the funds from prospective investors subscribing to purchase membership interests, those funds are deposited into a Subscription Account. The funds are held, in the Manager's discretion up to a maximum of 60 days, until needed by the Fund for a loan or other purpose. The funds are then contributed to the capital of the Fund in exchange for a Membership Interest. The Manager may hold funds in the Subscription Account for longer than 60 days only upon the written consent of the subscriber.

      As of September 30, 2004, the uninvested funds in the Subscription Account amounted to $ 565,259.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


(l)   New Accounting Pronouncements

      SFAS 149

      In April 2003, the FASB issued Statement No. 149, "amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The standard is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on our financial position or results of operations.

      SFAS 150

      In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 did not have a material impact on our financial position or results of operations.

      Interpretation No. 46

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46") which was then revised in December 2003. Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after March 31, 2004. The adoption of FIN 46 did not impact our financial position or results of operations.

      SOP 03-3

      In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Partnership will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. We do not expect SOP 03-3 to have a material impact on our financial position or results of operations.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


      EITF 00-21

      Emerging Issue Task Force 00-21 ("EITF 00-21"), Accounting for Revenue Arrangements with Multiple Deliverables, issued during the fourth quarter of 2003, provides guidance on revenue recognition for revenues derived from a single contract that contains multiple products or services. EITF 00-21 also provides additional requirements to determine when these revenues may be recorded separately for accounting purposes. EITF 00-21 did not impact our financial statements.

      SAB 104

      In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. SAB 104 did not impact our financial statements.

Note 3 - Loans Secured by Trust Deeds

At September 30, 2004, the Fund held the following types of mortgages:

      Commercial                                                $2,064,185
      Construction                                              $        0
      Unimproved Land                                           $1,270,000
      Residential                                               $        0
                                                                ----------
      Total                                                     $3,334,185
                                                                ----------



      First Mortgages                                           $1,243,185
      Second Mortgages                                          $2,091,000
      Third Mortgages                                           $        0
                                                                ----------
      Total                                                     $3,334,185
                                                                ----------

Scheduled maturities of loans secured by trust deeds as of September 30, 2004 and the interest sensitivity of such loans is as follows:

                              Fixed             Variable
                              Interest          Interest
                              Rate              Rate            Total
                              --------------------------------------------
      Year Ending December 31:
      2004                    $  380,000                0       $  380,000
      2005                    $2,649,185                0       $2,649,185
      2006                    $  305,000                0       $  305,000
      2007                             0                0                0
      2008                             0                0                0
                              --------------------------------------------
      Total                   $3,334,185                0       $3,334,185
                              --------------------------------------------

The Fund has no variable interest rate loans at September 30, 2004.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


At September 30, 2004, 91% of the Fund's Loans Receivable was collateralized by properties located in California. As of September 30, 2004, the Fund's loan portfolio consisted of seven (7) commercial real estate loans to unrelated parties totaling $ 2,852,185 and two (2) loans receivable from related parties amounting to $ 482,000. These debt securities are all secured by deeds of trust.

1. Loan 200301 amounting to $ 380,000, due in monthly installments of $ 3,452 interest only at 10.90% maturing on March 1, 2004. This loan is secured by a first trust deed on the underlying property. The note was subsequently extended to mature on November 1, 2004.

2. Loan 200402 amounting to $ 220,485, due in monthly installments of $ 2,003 interest only at 10.90% maturing on August 18, 2004. This loan is secured by a first trust deed on the underlying property. The note was subsequently extended to mature on February 18, 2005.

3. Loan 200403 amounting to $ 363,000, due in monthly installments of $ 3,297 interest only at 10.90% maturing on March 2, 2005. This loan is secured by a second trust deed on the underlying property. An additional loan amounting to $487,200 was extended to the same borrower on April 14, 2004, under the same terms and maturity date. The additional loan, due in monthly installments of $4,425, however is secured by a first trust deed on a separate property.

4. Loan 200406 amounting to $ 150,000, due in monthly installments of $ 1,363 interest only at 10.90% maturing on May 21, 2005. This loan is secured by a second trust deed on the underlying property.

5. Loan 200407 amounting to $ 155,500, due in monthly installments of $ 1,425 interest only at 10.90% maturing on June 15, 2005. This loan is secured by a first trust deed on the underlying property.

6. Loan 200405 from a related party amounting to $ 177,000, due in monthly installments of $ 1,608 interest only at 10.90% maturing on June 11, 2005. This loan is secured by a second trust deed on the underlying property.

7. Investment in 2003 Combined Note Participation amounting to $305,000 and maturing at various dates from September 2006 through December 2006. Interest is payable monthly at 12% per annum.

Loan 200401 amounting to $ 248,230, due in monthly installments of $ 2,275 interest only at 11.00% and maturing on August 13, 2004 was paid off on July 30, 2004. This loan is secured by a first trust deed on the underlying property.

Note 4 - Related Party Transactions

Loans Secured by Trust Deeds

The Fund may invest up to 20% of its total assets in loans to affiliated entities. On September 30, 2004, the Fund had an interest in a participating note issued by an affiliated entity. That note is a participation interest in five separate promissory notes. The loan is carried at cost. This loan anticipates earning a 12% interest rate and will be repaid between various dates ranging from September 21, 2006 to December 21, 2006, at which time the amount of the loan will be returned to the Fund. The life of the loan may be extended up to two years pursuant to an extension option in the notes. The loan does have an option for early withdrawal. Additionally, the Fund has a loan receivable

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


from another related party amounting to $ 177,000 secured by a second trust deed on the underlying property. This loan accrues monthly interest of $ 1,608 (10.90% per year) and the principal amount is due in full on June 11, 2005. For the quarter ended September 30, 2004, the Fund recognized $ 13,513 of interest income on loans receivable from related parties.

As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of September 30, 2004, the Fund is in compliance with this restriction.

Contra Equity Costs

The Fund incurred approximately $ 12,000 during the quarter ended September 30, 2004 for costs in connection with the offering of units of membership interest in the Fund. The expenditures consisted primarily of the initial accounting and filing costs relating to the registration.

The Fund also paid commissions to securities brokers in connection with the sale of membership interests by the Fund. The commission rates ranged between 3.50% and 4.50% of the gross sales proceeds from the sale of units of the Fund. The total amount of brokers commissions paid during the quarter ended September 30, 2004 was $48,511. These costs are recorded as contra equity under the heading "Costs incurred in raising capital".

The Manager received $ 6,352 during the quarter ended September 30, 2004 representing management and servicing fees it was entitled to receive from the Fund .

Borrower's Costs

The Manager acts as loan broker in the initial placement of the Fund loans and performs loan servicing function as well. The Manager is compensated by the Fund for such loan servicing activities and is compensated by the borrower for the initial placement of the loans. The Fund does not incur "Incremental Direct Costs" as defined in FASB's SFAS # 91. These are costs to originate loans that result directly from and are essential to the lending transaction and would not have been incurred by the Fund had the lending transaction not incurred. The Manager of the Fund incurs these types of costs; consequently the Manager is entitled to receive certain fees for its services such as loan brokerage commissions, loan processing and documentation fees, loan servicing and asset management fees and reimbursement of other expenses of the Manager. None of these fees are paid by the borrower to the Fund directly and therefore are not included in the income and expenses of the Fund.

Broker's Commissions on Invested Funds

The Fund has retained the services of securities broker/dealers to sell units of membership interest in the Fund. One such broker/dealer is ePlanning Securities, Inc., which is affiliated with the Manager. Certain shareholders of the Manager (who are not members of the Fund) are also shareholders and/or directors of ePlanning. ePlanning sold membership units of the Fund to its client-investors during the quarter ended September 30, 2004 amounting to $ 1,047,600, of which it realized a commission totaling $ 48,511. The brokers do not earn a commission until funds are transferred from the Subscription Account to the "Invested Funds" account, at which time the funds become contributed capital of the Fund.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

Note 5 - Concentrations

Cash and Cash Items

Financial instruments that potentially subject the Fund to concentrations of credit risk consist of bank balances in excess of the federally insured amount of $100,000. At September 30, 2004, the Fund had approximately $501,224 of cash that exceeded this limit and thus was not covered by federal depository insurance. The Fund has not experienced any losses in such accounts. The Fund believes it is not exposed to any significant credit risk on cash and cash items.

Note 6 - Regulatory Requirements

Employee Retirement Income Security Act of 1974 ("ERISA")

Some of the investors purchasing membership interests are employee benefit plans, including Individual Retirement Accounts, which are subject to ERISA. Persons making the investment decisions for such ERISA investors are deemed to be "fiduciaries" of such investors and must discharge their duties with the care, skill and prudence which a prudent man would exercise under the circumstances.

Normally an investment in an equity interest of an entity, such as a membership interest in the Fund, will be deemed a "plan asset" of the ERISA investor, but the underlying assets of the entity will not be deemed plan assets. However, if
(i) the equity interests are not publicly-offered securities, (ii) the entity is not one of several types of "operating companies" defined in ERISA regulations, and (iii) investment by ERISA investors exceeds 25% of the value of the class of equity interests, then the underlying assets of the entity may be deemed "plan assets," with the entity deemed a "fiduciary" with respect to the ERISA investors. As of September 30, 2004, ERISA investment has at times exceeded 25% and at those times the assets of the Fund may be deemed "plan assets."

Securities Laws

In offering the units of membership interest, the Fund is subject to applicable federal and state securities laws. On the federal level, the Fund is offering the membership interests pursuant to the exemption from registration for intrastate offerings provided by Section 3(a)(11) of the Securities Act of 1933, as amended, and Rule 147 promulgated thereunder. In accordance with this exemption, the membership interests are offered only in California, the Fund restricts the amount of its assets which are located outside of California, and members are prohibited from transferring any part of their membership interests to out-of-state transferees for a period of nine (9) months.

On the state level, the Fund is offering the units of Membership Interest pursuant to a permit issued by the California Department of Corporations. The permit requires annual renewal. The original permit was issued on February 24, 2003. The permit was renewed on March 1, 2004.

As of September 30, 2004, the Fund was in compliance with all applicable federal and state securities laws. The Fund anticipates that it will continue to offer its securities in the above-described manner even after it becomes a reporting company.

Item 2. Management's Discussion and Analysis or Plan of Operation

      (a)   Plan of Operation.

      As of September 30, 2004, we have sold a total of 37,317.18 Units, at $100.00 per Unit, for a total of $3,731,718.00. As of September 30, 2004, Fund members electing to reinvest their monthly income distributions have reinvested $87,412.00 back into the Fund. After deducting for broker commissions and offering expenses ($263,108.00), the net proceeds to the Company from these sales have been $3,556,022. As of September 30, 2004, the Company has $3,334,185.00 invested in commercial mortgage loans, with the remainder in the form of cash and/or other temporary investments such as short term commercial paper. As of September 30, 2004, the Company has 136 Members.

      During the next twelve months, the Company will continue to be managed by Lakeside Financial Group, Inc. (the "Manager"), which will continue to underwrite and select loans for the Company to invest in, as well as short term investments for cash between loans. The Company will continue to raise capital with its intrastate offering under a permit from the California Department of Corporations. It is anticipated that, at some point in the future, we will offer the Units of Membership Interest in additional states through a registered public offering, but this is not anticipated to occur within the next twelve months. The Manager will continue to manage the Company as described in the Company's Operating Agreement. The Company will continue to pay the Manager, on a monthly basis, a management fee (annualized at 2.75% of gross assets under management) and loan servicing fee (annualized at 0.25% of loan principal amounts) to the extent these fees are not waived by the Manager. During the quarter ended September 30, 2004, the Manager accepted $6,352.00 of these fees, and waived a total of $21,953.00 of these fees.

      The Company does not expect to conduct product research and development during the next 12 months, but will continue to raise capital through the sale of membership interests and invest that capital in commercial real estate loans. The Company does not expect to make any significant plant or equipment purchases or sales in the next 12 months. The Company expects to add one or two employees in the next 12 months.

      (b) Off-Balance Sheet Arrangements. The Company has no off-balance sheet arrangements.

Item 3. Controls and Procedures.

      The Company receives subscriptions/investment funds from the general investing public through its designated brokers (primarily ePlanning Securities), and uses those funds to make loans secured by deeds of trust on real estate located primarily in California. The Company's operations are managed by its fund manager, Lakeside Financial Group, Inc. The Manager does not own any membership interests in the Company.

      The Company maintains its banking relationship with Bank of America and Morgan Stanley Dean Witter. The following are the cash in bank accounts established for the Company:

      Subscription Account - Bank of America. Upon receipt of initial subscriptions from potential investors, the funds are deposited directly into the BofA Subscription Account. This is a non-interest bearing account. The funds are held for a maximum period of sixty (60) days, until needed by the Company for loan or other purposes. The funds are then contributed to the capital of the Company in exchange for a membership interest. The Manager may hold funds in this account for longer than 60 days upon written consent of the subscriber. The Manager maintains a detailed record of the details of the Subscription Account by each subscriber. The balance in this account is reconciled monthly between the general ledger and the bank statement.

      General Operating/Disbursement Account - Bank of America. Monthly distributions to investors are drawn against this account. This account typically has a zero balance. Funds are deposited into this account from the interest reserve account and the Morgan Stanley Money Market account where the Company's income is recognized and accrued. Disbursements are processed at the beginning of each month for income distributions to each member. The balance in this account is reconciled monthly between the general ledger and the bank statement.

      Interest Reserve Account - Bank of America. Certain borrowers are required to set up an interest reserve account for the benefit of the Company. Typically, the reserve is equivalent to the interest income that would accrue throughout the life of the loan. This ensures that the interest is collected on time by the Company. The Manager maintains a detailed record of the details of the reserve account by loan/borrower. The balance in this account is reconciled monthly between the general ledger and the bank statement.

      Money Market Account - Morgan Stanley. When funds are swept from the Subscription Account, the money is transferred to Morgan Stanley Money Market Account. This account bears a nominal interest rate that is based on the existing Fed Funds rate. When excess/unrestricted funds accumulate in this account, the Manager makes a determination of whether to invest the excess funds in short term commercial papers, generally 30 days, 60 days or 90 days. Loans are funded through this account. Other expenses such as brokers' commissions are also paid out of this account directly. The balance in this account is reconciled monthly between the general ledger and the bank statement

INTERNAL ACCOUNTING CONTROL & PROCEDURES
----------------------------------------

      Cash Receipts and Subscriptions.
      --------------------------------

      Funds are generally received through the mail (in the form of checks from investors or directly from investors' pension manager) or through a wire transfer. The mail is opened by either P H Canta (CFO) or W F Webster (President). Checks are generally received with a signed subscription agreement from the investor. This is processed by W F Webster and a copy of the investor info summary along with the actual check is forwarded to P H Canta. P H Canta endorses the checks, completes a deposit slip and deposits the funds on the same day or the following business day to Bank of America. The cash receipt transaction is recorded into the accounting system (PeachTree) by P H Canta. Wire transfer advice is generally received via fax; this goes directly to W Webster who forwards a copy to P H Canta for recording into the accounting system.

      P H Canta prepares a weekly subscription report for W F Webster. This is reconciled to the general ledger balance of both the Subscription Account and the uninvested Subscription Account. The uninvested Subscription Account is the corresponding credit account that is used to monitor and hold all subscriptions that have not been swept into the invested funds category. The Subscription Account is reconciled monthly and the bank reconciliation statement is reviewed by W F Webster.

      The cash receipts are also disclosed in the monthly statement of account to the investors. Any discrepancies between the investors' personal records and such statement of accounts are reported to the investors' broker of record and followed up by either P H Canta or W F Webster for resolution.

Interest income is credited directly into the bank account. Maturities of short term commercial papers and notes are also credited directly into the Morgan Stanley account.

      Cash Disbursements

      All payments are made either through company checks drawn against one of the Company's bank accounts or via wire transfer. All disbursements are authorized by W F Webster. Checks and wire instructions are signed and approved by W F Webster. Disbursements are generally for the monthly income distribution to members. Check disbursements are automatically posted into the accounting system via the accounts payable system. Wire transfers are entered into the system via journal entry prepared by P H Canta. Disbursements for monthly distribution are disclosed in the statement of accounts furnished to investors-members at the beginning of each month. Any discrepancies are reported to the brokers, then to W F Webster for final resolution.

      Real Estate Loans and Reserve for loan losses

      The Company was organized to make various types of real estate loans such as acquisition and development loans, construction loans, bridge and mezzanine loans and refinancing loans. The loans are secured by various types of real property such as office, industrial, mobile home parks, retail, apartments, assisted living facilities, mini-storage and other special purpose facilities on a case-by-case basis, entertainment and recreational facilities on a selective basis. The loans will generally be short term (1-3 years) and generally in the amounts ranging from $ 100,000 to $ 5 million.

      Prospective borrowers are generally referred to the Company by a mortgage loan broker. Initial evaluation of the borrower's credit standing and ability to pay is assessed by the President, W F Webster. The borrower completes an application form and is given a checklist of items to be furnished (title reports, appraisals, credit reports, financial statements, etc.). The resulting loan package is reviewed by W F Webster. Following his review and write-up of the loan in a Loan Review Summary, the loan is presented to the loan committee for review and approval. If the loan is approved by the loan committee, the loan documents (promissory notes, contracts, etc.) are ordered and signed, then the loan is funded. The CFO disburses the funds, either directly to the borrower or the escrow company for final accounting and disbursement of the funds.

      The original promissory notes, contracts and other critical loan documents are maintained in a fire proof safe located in the corporate headquarters of the Manager. Each loan transaction is also supported by loan application form, copies of credit evaluation documents of the borrower, collateral filing, title and insurance documents, loan approval documents and other correspondence pertaining to the real estate loan. These documents are contained in a separate loan folder maintained for each investor.

      If an interest reserve account was stipulated in the agreement, a check corresponding to the amount of the required reserve is issued and deposited into the Interest Reserve account with Bank of America. Subsequently, at the end of each month, the interest on such loan is calculated and transferred to the General Operating Account via Company check for distribution to members-investors at the beginning of the following month

      The reserve for loan losses is established as losses are estimated to have occurred through a provision for loan losses that will be charged against the company's earnings. Loan losses will be charged against the allowance when management believes the uncollectibility of a loan is confirmed.

Subsequent recoveries, if any, will be credited to the reserve account. The reserve for loan losses will be evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the underlying collateral.

      Rollovers of investments from Affiliates
      ----------------------------------------

      An investor-member may invest its monthly income from other investments into the Company. In such cases, the administrator of the other investments issues checks in favor of the Company. These checks are handled in the same manner as any other cash receipts, i.e. endorsed, deposited into BofA's Subscription Account and entered into the accounting system. Again, such receipts for each investor-member are disclosed in the monthly statement of account furnished to each investor-member.

      Reinvestments of monthly earnings
      ---------------------------------

      Investor-members may choose to re-invest their respective share of company profits back into the Company. This is accomplished through an instruction to Lakeside Mortgage Fund in the original subscription agreement. Each month, the total of such re-invested funds is summarized and a single check is written to be reinvested on behalf of those investors-members. The check is deposited into the Morgan Stanley money market account; such amount then becomes capital of the Company. Similarly, the re-invested amounts are disclosed in the monthly statement of accounts furnished to investor-members for review and reconciliation with their personal records. Any discrepancies are treated the same way as described above.

      Members' Equity and Percentage Ownership
      ----------------------------------------

      The Manager, at its discretion, may transfer the Subscription Account funds into the Invested Fund category within 60 days of the date of receipt of the funds. The determination to transfer the subscription funds depends on the needs of the Company to fund a loan or a mortgage. The Manager will obtain subscriber's consent if the funds cannot be invested within the 60-day period, as stipulated in the Offering Circular. Each subscriber is credited with units of membership interest in the Company depending on the amount of his/her subscription that was invested into the Company. Each unit is priced at a fixed dollar amount of $100.00. The minimum amount of initial investment is 20 units, or $2,000.00.

      Financial Reporting
      -------------------

      Monthly financial statements are provided to the members of the board of the Manager (W F Webster, J Koenig, G Armitage and J Guidi). Unaudited annual financial statements are also furnished to the board members. The President of the Manager (W F Webster) issues an annual report to all investors-members at the beginning of each year summarizing the operating results of the Company and its financial condition and other significant events affecting the Company's operations.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      (c) During the period covered by this report the Company made sales of unregistered securities set forth in the table below. All sales were of Units of Membership Interest in the Company, for the purchase price of $100.00 per Unit of Membership Interest, and all sales were for cash consideration. No sales involved any underwriter, but all sales were effected through a licensed securities broker, ePlanning Securities, Inc., to whom a commission was paid of up to 6.5% of the sales price.

      All sales were made under the exemption from registration provided by
Section 3(a)(11) of the Securities Act of 1933, as amended, and under Rule 147 promulgated thereunder. The offering is limited to California residents only. The Company derives at least 80% of its revenues from loans secured by real property located in California. The Company's Operating Agreement and Subscription Agreement, both of which are executed by the investor, contain written disclosures regarding the limitations on resale prescribed by Rule 147. With respect to applicable state securities laws, all sales were made pursuant to a permit issued to the Company by the California Department of Corporations pursuant to Sections 25110 and 25113 of the California Corporations Code.

      During the period covered by this report the Company made the following sales of unregistered securities, to various investors meeting the Company's investor suitability standards, on the terms described above:

      Date of Sale            Units Sold          Purchase Price
      ------------            ----------          --------------
      07/01/04                  1,997.71          $ 199,771.00
      07/30/04                    675.10          $  67,510.00
      08/20/04                  2,325.47          $ 232,547.00
      09/14/04                  5,311.62          $ 531,162.00
      09/21/04                    196.95          $  19,695.00

Item 3. Defaults on Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      The Company has held no regularly scheduled, called or special meetings of members during the reporting period.

Item 5. Other Information

      None.

Item 6. Exhibits

Exhibit No.   Description
-----------   -----------

2.1.*       Articles of Organization
3.1.*       Operating Agreement of Lakeside Mortgage Fund, LLC
6.1.*       Broker/Dealer Agreement
6.2.*       Amendment No. 1 to Broker Dealer Agreement
12.1.*      Offering Circular dated March 1, 2004
31.1        Certification of Chief Executive Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002.
31.2        Certification of Chief Financial Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002.
32.1        Certification of Chief Executive Officer Pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002.
32.2        Certification of Chief Financial Officer Pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002.


* Incorporated by reference to the Company's Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on August 6, 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LAKESIDE MORTGAGE FUND, LLC,
                                         A California Limited Liability Company

                                         By: Lakeside Financial Group, Inc.,
                                             Manager


Date:  November 12, 2004                 By: /s/ William F. Webster
                                             -----------------------------------
                                             William F. Webster, President