Form 10QSB/A
period 2004-09-30
LAKESIDE MORTGAGE FUND LLC
filed 2004-12-21
CIK 1299919

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB

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

Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

                                TABLE OF CONTENTS

Part I - Financial Information

      Item 1     Financial Statements                                          3

      Item 2     Management's Discussion and Analysis or Plan of Operation    17

      Item 3     Controls and Procedures                                      17

Part II - Other Information

      Item 1     Legal Proceedings                                            22

      Item 2     Changes in Securities                                        22

      Item 3     Defaults Upon Senior Securities                              22

      Item 4     Submission of Matters to a Vote of Security Holders          22

      Item 5     Other Information                                            23

      Item 6     Exhibits                                                     23

      Signatures                                                              24

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                            BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2004

                                     ASSETS


      Cash and cash items                                           $    798,383
      Loan interest reserve (restricted)                                 136,566
      Accrued interest receivable                                         12,764
      Participating note receivable from related party
         (Note 3, 4 and 5)                                               305,000
      Loans secured by trust deeds - related party                       177,000
      Loans secured by trust deeds - others (Notes 3 and 5)            2,852,185
                                                                    ------------

TOTAL ASSETS                                                        $  4,281,898
                                                                    ============

                         LIABILITIES AND MEMBERS' EQUITY

      Accounts payable and accrued liabilities                      $      2,173
      Uninvested subscriptions                                           565,259
      Deferred interest on loans secured by trust deeds                  136,566
                                                                    ------------

Total Liabilities                                                        703,998
                                                                    ------------

Members' Equity (Note 4)
      Members' contributions, net                                      3,556,022
      Retained earnings                                                   21,878
                                                                    ------------

      Total members' equity                                            3,577,900
                                                                    ------------

TOTAL LIABILITIES AND MEMBERS' EQUITY                               $  4,281,898
                                                                    ============

See accompanying notes

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                       STATEMENT OF OPERATIONS (UNAUDITED)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                              JULY 04-SEPT 04    JAN 04-SEPT 04


REVENUES
     Interest  income                           $     75,355      $    158,966
                                                ------------      ------------

     Total revenues                                   75,355           158,966
                                                ------------      ------------


EXPENSES
     Professional fees - legal and accounting          3,000             3,000
     Management fees (Note 4)                          6,352            18,717
     Bank charges                                        125               145
     Amortization - capital issue costs                2,300             2,300
                                                ------------      ------------

     Total expenses                                   11,777            24,162
                                                ------------      ------------

NET INCOME                                      $     63,578      $    134,804
                                                ============      ============


See accompanying notes

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    STATEMENT OF MEMBERS' EQUITY (UNAUDITED)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                                           MEMBERS'          RETAINED
                                                        CONTRIBUTIONS        EARNINGS             TOTAL
BALANCE, JANUARY 1, 2004                                $    836,080       $      5,358       $    841,438

      Contributions                                          762,819                               762,819
      Costs incurred in raising capital                      (51,699)                              (51,699)
      Reinvestment of members' share of net income            12,505                                12,505
      Net income                                                                 24,906             24,906
      Cash distribution                                                         (22,230)           (22,230)
                                                        ------------       ------------       ------------

BALANCE, MARCH 31, 2004                                    1,559,705              8,034          1,567,739

      Contributions                                          980,264                               980,264
      Costs incurred in raising capital                      (45,484)                              (45,484)
      Reinvestment of members' share of net income            29,060                                29,060
      Net income                                                                 46,320             46,320
      Cash distribution                                                         (37,122)           (37,122)
                                                        ------------       ------------       ------------

BALANCE, JUNE 30, 2004                                     2,523,545             17,232          2,540,777

      Contributions                                        1,047,600                             1,047,600
      Costs incurred in raising capital                      (57,989)                              (57,989)
      Reinvestment of members' share of net income            42,866                                42,866
      Net income                                                                 63,578             63,578
      Cash distribution                                                         (58,932)           (58,932)
                                                        ------------       ------------       ------------

BALANCE, SEPTEMBER 30, 2004                             $  3,556,022       $     21,878       $  3,577,900
                                                        ============       ============       ============


see accompanying notes

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                                                                JULY 04-SEPT 04     JAN 04-SEPT 04
CASH FLOWS  FROM OPERATING ACTIVITIES:
     Net income from operations                                                   $     63,578       $    134,804
     Adjustments to reconcile net income to net cash provided by operations:
        Amortization of costs incurred in raising capital                                2,300              2,300
        Accrued interest receivable                                                       (755)           (10,927)
        Loan interest reserve (restricted)                                             (79,528)          (129,662)
        Accounts payable and accrued liabilities                                         2,173              1,576
        Deferred interest on loans secured by trust deeds                               79,528            129,662
                                                                                  ------------       ------------

        Net cash provided by operating activities                                       67,296            127,753
                                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in participating note receivable from related party                         --           (130,000)
     Investment in loans secured by trust deeds - related party                             --           (177,000)
     Investment in loans secured by trust deeds - others                              (847,770)        (2,472,185)
                                                                                  ------------       ------------

        Net cash used in investing activities                                         (847,770)        (2,779,185)
                                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Uninvested subscriptions                                                          197,783            393,904
     Members' contributions, net                                                     1,030,177          2,692,642
     Distributions to members                                                          (58,932)          (118,285)
                                                                                  ------------       ------------

        Net cash provided by financing activities                                    1,169,028          2,968,261
                                                                                  ------------       ------------

NET CHANGE IN CASH AND CASH ITEMS                                                      388,554            316,829

CASH AND CASH ITEMS, BEGINNING OF PERIOD                                               409,829            481,554
                                                                                  ------------       ------------

CASH AND CASH ITEMS, END OF PERIOD                                                $    798,383       $    798,383
                                                                                  ============       ============


See accompanying notes

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Lakeside Mortgage Fund, LLC (the "Company" or the "Fund"), a California limited liability company was formed on December 4, 2002 under the California Beverly-Killea Limited Liability Company Act (the "Act") to conduct any lawful business for which a limited liability company may be organized under the Act, including investment of the Fund's cash and making or investing in notes, mortgages and loans to members of the general public secured by deeds of trust on real estate properties located primarily in the State of California.

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

The Fund began operations on September 26, 2003; hence no comparative prior period financial information is presented in the attached financial statements. Fiscal year 2003 is the first year during which the Fund is considered an operating company. Prior to September 26, 2003, the Company had been in the development stage. The fiscal year of the Fund ends on December 31.

The Fund's operation plan is to continue to seek investors and use those proceeds to fund suitable loans consistent with Fund's lending criteria. Management believes qualified investors will continue to invest in the Fund so that the Fund will continue to raise capital from such investors, and invest such capital in commercial mortgage loans.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


Monthly, the Fund will provide statements of account to Members and distribute or reinvest amounts equal to the Members' proportionate share of the Fund's accrued net income during such month. Accrued net income means the excess of accrued income from operations and investment of, or sale or refinancing or other disposition of, Fund assets during such calendar month over the accrued operating expenses of the Fund during such month, including any adjustments for bad debt reserves, accrued Fund's operating expenses or other reserves for expenses and losses as the Manager may deem appropriate or for which the Manager believes it to be in the best interests of the Fund, all determined in accordance with generally accepted accounting principles. The Manager is required to allocate funds only to the extent that funds are available. Cash available for distributions in an amount equal to their respective allocable shares of Fund net profits during such month, and the balance of Fund net income will be credited to the capital accounts of Members who elected to compound earnings.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


(b)   ESTIMATES AND ASSUMPTIONS

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


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

(i) CONTRA-EQUITY ACCOUNTS: OFFERING COSTS AND COMMISSIONS INCURRED IN CONNECTION WITH RAISING OF CAPITAL

      Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees and broker's commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees range between 3.5% - 4.5%, depending on the commission plan selected by individual brokers. Under certain commission plans the brokers are also entitled to receive "trailer commissions" equivalent to 0.5% of the average daily invested capital at the anniversary of the invested funds. The initial marketing/broker's fees are capitalized in accordance with GAAP, pursuant to the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). The capitalized costs are amortized over a reasonable period of 10 years. Subsequent payments of trailer commissions, however, will be treated as period costs and will be charged to current earnings of the Fund. As such, the initial marketing/broker's fees are included in the Balance Sheet under the caption heading "Members' contributions, net" while the trailer commissions will be shown in the Statement of Operations, when incurred. The Fund has capitalized $ 265,408

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


      of syndication costs since inception (July-September, 2004: $ 60,289). It has also commenced amortizing the syndication costs in September, 2004 at a monthly rate of $ 2,300.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


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

      SAB 104

      In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. SAB 104 did not impact our financial statements.

NOTE 3 - LOANS SECURED BY TRUST DEEDS

At September 30, 2004, the Fund held the following types of mortgages:

      Commercial                                              $  2,064,185
      Construction                                            $          0
      Unimproved Land                                         $  1,270,000
      Residential                                             $          0
                                                              ------------
      Total                                                   $  3,334,185
                                                              ------------

      First Mortgages                                         $  1,243,185
      Second Mortgages                                        $  2,091,000
      Third Mortgages                                         $          0
                                                              ------------
      Total                                                   $  3,334,185
                                                              ------------

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


Scheduled maturities of loans secured by trust deeds as of September 30, 2004 and the interest sensitivity of such loans is as follows:

                                     Fixed          Variable
                                     Interest       Interest
                                     Rate           Rate        Total
                                     -------------------------------------
      Year Ending December 31:

      2004                           $  380,000     0           $  380,000
      2005                           $2,649,185     0           $2,649,185
      2006                           $  305,000     0           $  305,000
      2007                                    0     0                    0
      2008                                    0     0                    0
                                     -------------------------------------

      Total                          $3,334,185     0           $3,334,185
                                     -------------------------------------

The Fund has no variable interest rate loans at September 30, 2004.

At September 30, 2004, 91% of the Fund's Loans Receivable was collateralized by properties located in California.

As of September 30, 2004, the Fund's loan portfolio consisted of seven (7) real estate loans to unrelated parties totaling $ 2,852,185 and two (2) loans receivable from related parties amounting to $ 482,000. These debt securities are all secured by deeds of trust.

1. Loan 103103 amounting to $ 380,000, due in monthly installments of $ 3,452 interest only at 10.90% maturing on March 1, 2004. This loan is secured by a first trust deed on the underlying property. The note was subsequently extended to mature on November 1, 2004.

2. Loan 021804 amounting to $ 220,485, due in monthly installments of $ 2,003 interest only at 10.90% maturing on August 18, 2004. This loan is secured by a first trust deed on the underlying property. The note was subsequently extended to mature on February 18, 2005.

3. Loan 030204 amounting to $ 363,000, due in monthly installments of $ 3,297 interest only at 10.90% maturing on March 2, 2005. This loan is secured by a second trust deed on the underlying property. An additional loan amounting to $487,200 was extended to the same borrower on April 14, 2004, under the same terms and maturity date. The additional loan, due in monthly installments of $4,425, however is secured by a first trust deed on a separate property.

4. Loan 052104 amounting to $ 150,000, due in monthly installments of $ 1,363 interest only at 10.90% maturing on May 21, 2005. This loan is secured by a second trust deed on the underlying property.

5. Loan 061504 amounting to $ 155,500, due in monthly installments of $ 1,425 interest only at 10.90% maturing on June 15, 2005. This loan is secured by a first trust deed on the underlying property.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


6. Loan 061104 from a related party amounting to $ 177,000, due in monthly installments of $ 1,608 interest only at 10.90% maturing on June 11, 2005. This loan is secured by a second trust deed on the underlying property.

7. Investment in 2003 Combined Note Participation amounting to $305,000 and maturing at various dates from September 2006 through December 2006. Interest is payable monthly at 12% per annum.

Loan 021304 amounting to $ 248,230, due in monthly installments of $ 2,275 interest only at 11.00% and maturing on August 13, 2004 was paid off on July 30, 2004. This loan is secured by a first trust deed on the underlying property.

NOTE 4 - RELATED PARTY TRANSACTIONS

LOANS SECURED BY TRUST DEEDS

The Fund may invest up to 20% of its total assets in loans to affiliated entities. On September 30, 2004, the Fund had an interest in a participating note issued by an affiliated entity. That note is a participation interest in five separate promissory notes. The loan is carried at cost. This loan anticipates earning a 12% interest rate and will be repaid between various dates ranging from September 21, 2006 to December 21, 2006., at which time the amount of the loan will be returned to the Fund. The life of the loan may be extended up to two years pursuant to an extension option in the notes. The loan does have an option for early withdrawal. Additionally, the Fund has a loan receivable from another related party amounting to $ 177,000 secured by a second trust deed on the underlying property. This loan accrues monthly interest of $ 1,608 (10.90% per year) and the principal amount is due in full on June 11, 2005. For the quarter ended September 30, 2004, the Fund recognized $ 13,513 of interest income on loans receivable from related parties.

As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of September 30, 2004, the Fund is in compliance with this restriction.

CONTRA EQUITY COSTS

The Fund incurred approximately $ 12,000 during the quarter ended September 30, 2004 as additional costs in connection with the offering of units of membership interest in the Fund. The expenditures consisted primarily of the initial accounting and filing costs relating to the registration and as such being treated as syndication costs as contemplated in the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Accordingly, these costs are treated as reduction of Paid In Capital and amortized over a reasonable period in accordance with GAAP.

The Fund also paid commissions to securities brokers in connection with the sale of membership interests by the Fund. The commission rates ranged between 3.50% and 4.50% of the gross sales proceeds from the sale of units of the Fund. The total amount of brokers commissions paid during the quarter ended September 30, 2004 was $48,511. These costs are recorded as "Costs incurred in raising capital" and included in the Balance Sheet under the heading "Members' contributions, net". The costs are amortized over a reasonable period (10 years) in accordance with GAAP.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


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

NOTE 5 - CONCENTRATIONS

CASH AND CASH ITEMS

Cash and cash items are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. At September 30, 2004, the Fund had approximately $501,224 of cash that exceeded this limit and thus was not covered by federal depository insurance. These deposits may be redeemed upon demand and therefore bear minimal risk. The Fund has not experienced any losses in such accounts

NOTE 6 - REGULATORY REQUIREMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      (A)   PLAN OF OPERATION.

      As of September 30, 2004, we have sold a total of 37,317.18 Units, at $100.00 per Unit, for a total of $3,731,718.00. As of September 30, 2004, Company members electing to reinvest their monthly income distributions have reinvested $87,412.00 back into the Company. After deducting for broker commissions and offering expenses ($263,108.00), the net proceeds to the Company from these sales have been $3,556,022. As of September 30, 2004, the Company has $3,334,185.00 invested in commercial mortgage loans, with the remainder in the form of cash and/or other temporary investments such as short term commercial paper. As of September 30, 2004, the Company has 136 Members.

      Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Company are being treated as a reduction of paid in capital. Initial marketing fees and broker's commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees range between 3.5% - 4.5%, depending on the commission plan selected by individual brokers. Under certain commission plans the brokers are also entitled to receive "trailer commissions" equivalent to 0.5% of the average daily invested capital at the anniversary of the invested funds. The capitalized costs are amortized over a reasonable period of 10 years. The Company has capitalized $ 265,408 of syndication costs since inception (July-September, 2004: $ 60,289). It has also commenced amortizing the syndication costs in September, 2004 at a monthly rate of $ 2,300.

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

      CASH RECEIPTS AND SUBSCRIPTIONS.

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

      EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

      The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures and have concluded that they are effective as of the end of the period ending September 30, 2004.

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

3.1.*             Operating Agreement of Lakeside Mortgage Fund, LLC

6.1.*             Broker/Dealer Agreement

6.2.*             Amendment No. 1 to Broker Dealer Agreement

12.1.*            Offering Circular dated March 1, 2004

31.1. Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2. Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1. Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2. Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*Incorporated by reference to the Company's Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on August 6, 2004.

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

                                        LAKESIDE MORTGAGE FUND, LLC,
                                        A California Limited Liability Company

                                        By: Lakeside Financial Group, Inc.,
                                            Manager

Date:  December 20, 2004                By: /S/ William F. Webster
                                            ---------------------------------
                                            William F. Webster, President