Form 10KSB
period 2004-12-31
LAKESIDE MORTGAGE FUND LLC
filed 2005-03-30
CIK 1299919

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10K-SB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

                     For the period ended December 31, 2004

                        Commission file number 000-50893

                           LAKESIDE MORTGAGE FUND, LLC
                 (Name of Small Business Issuer in its Charter)

California                                                52-2387294
(State or other jurisdiction of                           (I.R.S. Employer
 Incorporation or organization)                           Identification No.)

443 Redcliff Drive, Suite 240
Redding, California                                       96002
(Address of Principal Executive Office)                   (ZipCode)

                                 (530) 226-5850
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:
                                      None

              Securities registered under Section 12(g) of the Act:
                              Membership Interests
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:   $270,925.00
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold ($100.00 per unit), was approximately $6,553,276.00 on March 15, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [X]; No [ ]

                                TABLE OF CONTENTS

PART I  (Alternative 2)

Item 1   Description of Business
Item 2   Description of Property
Item 3   Directors, Executive Officers and Significant Employees
Item 4   Remuneration of Directors and Officers
Item 5   Security Ownership of Management and Certain Securityholders
Item 6   Interest of Management and Others in Certain Transactions

PART II

Item 1 Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters
Item 2   Description of Exhibits
Item 3   Changes in and Disagreements with Accountants
Item 4   Submission of Matters to a Vote of Security Holders
Item 5   Compliance with Section 16(a) of the Exchange Act

PART F/S

PART III

Item 1   Index to Exhibits
Item 2   Description of Exhibits

SIGNATURES

                    INFORMATION REQUIRED IN ANNUAL REPORTS OF
                       TRANSITIONAL SMALL BUSINESS ISSUERS

               PART I (Alternative 2: Form 1-A Model B Items 6-11)

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

I.    INTRODUCTION

      A. General Overview. The Registrant is Lakeside Mortgage Fund, LLC (referred to as the "Company," "we," or "us"), a California limited liability company whose manager is Lakeside Financial Group, Inc., a California corporation (the "Manager"). We have been organized for the purpose of making or investing in loans secured by deeds of trust encumbering California real estate, and, to a limited extent, real estate located in other states. We filed our Articles of Organization on December 4, 2002. We conducted no business, other than organizational, planning and registration activities, until September of 2003, which is the first time we took in capital contributions from investors, and invested those funds in commercial mortgage loans and other temporary investments such as short-term commercial paper. Prior to that, the Company worked on raising capital and holding the invested amounts in trust for investors prior to meeting its offering minimum of $500,000 in September of 2003.

      The Company's business strategy is to generate current income by investing in mortgage loans. We make loans to owners and developers of real property who seek an alternative from traditional mortgage lenders for their financing needs. Factors which can cause such borrowers to seek a financing alternative usually involve perceived credit risks based on traditional credit evaluations and underwriting standards, and the length of time required by conventional mortgage lenders such as commercial banks to underwrite such loans. The Company focuses its underwriting review on the value of the collateral securing the loan, and seeks to underwrite such loans in far less time than conventional lenders. In return for making our loans to borrowers with higher credit risk, and for expeditious underwriting of such loans, we receive a higher interest rate on our loans than would be charged by conventional lenders.

      The Company raises capital for its lending activities by selling equity interests, in the form of membership interests, to investors. The Company is currently offering its membership interests, in the form of Units of Membership Interest ("Units"), in an intrastate offering to California residents only. The Company is offering 250,000 Units, at a price of $100.00 per Unit, with a minimum investment per investor of 20 Units ($2,000.00), for a total offering amount of $25,000,000.00. The Company began offering the Units on February 24, 2003, and, as of December 31, 2004, has raised $5,609,740.00.

      The offering of Units is exempt from registration under federal securities laws pursuant to Section 3(a)(11) of the Securities Act of 1933, as amended, and Rule 147 promulgated thereunder. Under applicable state securities laws, the Company is offering the Units pursuant to a permit issued by the California Department of Corporations, originally issued on February 24, 2003, and renewed annually, with the most recent renewal dated March 2, 2005. (See, "III. The Offering of Membership Interests")

      Purchasers of Units become Members of the Company. Members receive monthly distributions of cash, or they may opt to reinvest their distributions back into the Company for more Units. Distribution amounts are based on amounts earned by the Company and the percentage interest of the Members. The rights and duties of Members are set forth in the Operating Agreement of the Company. Members do not engage in the management of the Company, but certain events (dissolution of the Company, amendment of the Operating Agreement, merger of the Company with another entity, and removal of the Manager) require the approval of the Members. (See, "V. Summary of Operating Agreement" for a complete description of the Operating Agreement and the rights and the duties of the Members.)

      Investors' funds are placed initially in a non-interest-bearing Subscription Account. Within 60 days of being placed in the Subscription Agreement, the funds are then transferred to the capital of the Company and the investor becomes a Member. This transfer occurs at the discretion of the Manager, usually at a time that the Company needs additional capital to fund a loan. Investors are notified of these transfers in the monthly statements which each investor receives from the time their investment is placed in the Subscription Agreement. Upon becoming a Member, the investor begins receiving monthly distributions from the Company. The amount of the distribution is based on the net income generated by the Company from all sources, which include real estate loans and other temporary investments such as short term commercial paper.

      The Company is managed solely by the Manager. The Manager does not hold a Membership Interest in the Company. The Manager is entitled to receive a management fee from the Company (equal to 2.75% of gross assets under management per year) and a loan servicing fee (equal to .25% per loan per year). Additionally, the Manager acts as the broker between borrowers and the Company, and earns brokerage fees for loan transactions (typically 3% to 4%), as well as loan document preparation fees, with these fees paid by the borrower and not the Company. For a complete description of the duties of the Manager, and how the Manager performs its functions, see, "IV. The Manager."

      B. Results of Operations. The Company was issued its permit to offer securities, by the California Department of Corporations, on February 24, 2003. That permit, as well as the annual permit renewals, provides for a maximum offering amount of $25,000,000.00, and a minimum offering amount of $500,000.00. We reached the minimum amount, and contributed the investor funds to the capital of the Company, on September 26, 2003. On December 31, 2004, the Company had Member capital contributions of $5,609,740.00, and 13 loans totaling $5,016,489.00, with the rest of the capital in the form of cash. No loans had gone into default and all borrowers were current on their interest payments.

      As of December 31, 2004, the Company had invested in the following outstanding loans:

      Loan No.       Principal         Interest       Location of Collateral

      200301         $380,000.00       10.9%          Anderson, CA
      AREI2003       $305,000.00       12.0%          VA, NC, and SC
      200402         $220,485.00       10.9%          Redding, CA
      200403         $363,000.00       10.9%          Redding, CA
      200404         $487,200.00       10.9%          Shasta Lake City, CA
      200405         $177,000.00       10.9%          Byron, CA
      200406         $150,000.00       10.9%          Yreka, CA
      200407         $155,500.00       11.0%          Roseville, CA
      200408         $206,000.00       10.9%          West Sacramento, CA
      200409         $450,000.00       10.9%          Yuba City, CA
      200410         $890,000.00       12.0%          Galt, CA
      200411         $928,200.00       10.9%          Marina, CA
      200412         $500,000.00       10.0%          Mountain House, CA

      All of the Company's loans were newly originated except loans AREI2003 and 200412. These investments are undivided interests in promissory notes which were originated through private placements. See, "VII. Potential Conflicts of Interest -- C. Company Loans to Related Parties." As of December 31, 2004 the average term of all outstanding loans was 14.4 months, and the average interest rate was 11.03%. All loans have interest-only payment terms, and all loans are current with respect to principal and interest.

      The Company began making distributions to Members in November of 2003. During the fiscal year ending December 31, 2004, the Company has made the following distributions to its Members, most of which have chosen to reinvest their distributions back into the Company (i.e., to compound their investment):

                           Members          Total Amt.        Amount            Amount of        Annualized
Month                      Rec. Dist.       Distributed       Compounded        Cash Dist.       Return
-----                      ----------       -----------       ----------        ----------       ------
January '04                64               $ 5,778.77        $ 3,729.11        $2,049.66        6.97%
February '04               76               $ 7,331.80        $ 5,505.41        $1,826.39        7.44%
March '04                  89               $11,795.30        $ 7,914.24        $3,881.06        8.13%
April '04                  103              $13,409.77        $ 9,528.39        $3,881.38        8.07%
May '04                    109              $15,678.57        $11,342.96        $4,335.61        8.09%
June '04                   115              $17,251.83        $12,563.96        $4,687.87        8.13%
July '04                   121              $20,266.64        $14,710.63        $5,556.01        8.10%
August '04                 126              $21,413.45        $15,591.05        $5,822.40        8.10%
September '04              137              $24,056.58        $17,121.37        $6,935.21        8.21%
October '04                146              $29,065.31        $20,706.68        $8,358.63        8.04%
November '04               151              $30,164.66        $22,097.43        $8,067.23        8.12%
December '04               170              $34,803.47        $23,134.54        $9,668.93        8.15%

      Note: The Manager is entitled to certain management fees from the Company, which the Manager has waived, in whole or in part, in the past (See, "VI. The Manager - A. Compensation to Manager," for a detailed explanation). If the Manager had not waived these fees during the above-mentioned periods, the returns to investors would have been 2.99%, 3.34%, 6.42%, 6.15%, 5.82%, 7.36%,
6.74%, 4.83%, 5.94%, 5.86%, 6.22% and 6.59% for the respective periods from
January 2004 through December 2004.

      C. Twelve Month Plan of Operation. As of December 31, 2004, we have sold a total of 56,097 Units, at $100.00 per Unit, for a total of $5,609,740.00. After deducting for broker commissions and offering expenses, the net proceeds to the Company from these sales have been $5,267,710.00. The Company has $5,016,489.00 invested in commercial mortgage loans, with the remainder in the form of cash and/or other temporary investments such as short term commercial paper. As of December 31, 2004, the Company has 173 Members.

      During the next twelve months, the Manager will continue to underwrite and select loans for the Company to invest in, as well as short term investments for cash between loans. The Company will continue to raise capital with its intrastate offering under a permit from the California Department of Corporations. It is anticipated that, at some point in the future, we will offer the Units of Membership Interest in additional states through a registered public offering, but this is not anticipated to occur within the next twelve months. The Manager will continue to manage the Company as described herein and in the Company's Operating Agreement. (See, "IV. The Manager," and see "V. Summary of the Operating Agreement" for a discussion of the Operating Agreement). The Company will continue to pay the Manager, on a monthly basis, a management fee (annualized at 2.75% of gross assets under management) and loan servicing fee (annualized at 0.25% of loan principal amounts) to the extent these fees are not waived by the Manager. The Manager accepted only a portion of these fees during 2004. (See, "IV. A. Compensation to the Manager").

      D. Current Economic Conditions. The Company's sole business, making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which the loans are concentrated, results in a decline in the demand for real estate acquisition and development loans. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although the Company's lending rates are not directly tied to the Federal Reserve Board's discount rate, a sustained and widespread decline in interest rates impacts the interest rates the Company is able to obtain on loans.

      In general, mortgage interest rates fell slightly or remained stable during 2004. The economy has shown signs of improvement. During 2004, the Federal Reserve Board increased the discount rate several times. It is not known whether further increases will occur in the near future. There are a number of continuing signs, however, that the economy in general may be improving, which normally generates increased transactions in the real estate marketplace, including demand for loans.

II.   COMPANY LENDING STANDARDS AND POLICIES

      A. General Standards for Mortgage Loans. The Company engages in the business of making loans secured by first and second deeds of trust that encumber real estate located primarily in California. We make loans for commercial purposes (See, "Types of Loans," below), and we do not make residential loans to consumers. We also make construction loans and loans secured by leasehold interests in commercial real property. The Company's loans are not insured or guaranteed by any governmental agency or private entity. The Company selects loans for investment pursuant to a set of guidelines set forth below, which guidelines are designed to set standards for the quality of the real property security given for the loans.

            1. Types of Loans. We make loans secured by first or second mortgages on real property. The types of loans we invest in fall into several categories, determined mainly by the type of property securing the loan: commercial property loans, construction loans (commercial), construction loans (residential), and unimproved land.

                  a. Commercial Property Loans. These are loans secured by income-producing commercial properties. These loans provide funds to allow property owners the capital needed for their businesses, to renovate and upgrade the property, and to address other current capital needs. In many cases our loans are bridge loans until other financing is available. Many of the commercial property loans provided by the Fund may be secured by properties in which the borrowers operate their businesses. We typically loan up to 80% of the appraised value of the property, and we also take into consideration the income from the property and its adequacy to service the debt.

                  b. Construction Loans (Commercial). We make construction loans for the purpose of improving commercial property. The loan-to-value ratio on construction loans we make generally will not exceed 70% of the appraised value of the property upon completion of the construction. Such loans are funded through a series of draws as construction progresses, with the loan amount increasing as the value of the property increases during the construction process.

                  c. Construction Loans (Residential). We do not make residential loans to consumers. However we will make construction loans to home builders, and builders of multi-unit residential facilities, who are building for commercial purposes (i.e., to sell or lease the residence). Our lending criteria generally are the same as for commercial construction loans.

                  d. Unimproved Property. We make loans secured by unimproved real property. The valuation of such property is much more speculative. Therefore our loan to value ratio on such property generally does not exceed 50%.

            2. Loan to Value Ratios.

                                                   Maximum Loan
      Type of Property                             to Value Ratio
      ----------------                             --------------
      Commercial Property                          80%
      Construction Loan - Commercial               70%
      Construction Loan - Residential              70%
      Unimproved Land                              50%

            The amount of the Company's loan, combined with the outstanding debt secured by any senior deed of trust on the security property, generally does not exceed the percentages stated above, based on the value of the security property as determined by written analysis or appraisal at the time the loan is made. This loan-to-value ratio may be increased if, in the discretion of the Manager, a given loan is supported by credit adequate to justify a higher loan-to-value ratio or if mortgage insurance is obtained. The foregoing loan-to-value ratios do not apply to purchase-money financing offered by the Company to sell any real estate owned (acquired through foreclosure) or to refinance an existing loan that is in default at the time of maturity. In such cases, the Manager is free to accept any reasonable financing terms that it deems to be in the best interests of the Company, in its sole discretion.

            The Company obtains a valuation prepared by an independent third party for each security property on which it makes or invests in a mortgage loan (a "Market Value Analysis"). Although the majority of these have been, and will continue to be, full appraisals prepared by licensed appraisers, on certain loans (primarily in market areas with which the principals of the Manager have familiarity) the Company has relied on valuations prepared by independent third parties which do not contain the level of information of a full appraisal. Generally these are valuations prepared by licensed real estate professionals using standard appraisal techniques, such as market analysis valuation and income analysis valuation, but do not contain the extensive background information often associated with full appraisals. Although there may be some added risk associated with using something other than a full appraisal, we feel that this added risk is offset by the fact that: (i) any Market Value Analysis which we use will contain the essential information contained in a full appraisal, and (ii) avoiding the delay associated with a full appraisal is part of the reason the Company can charge the interest rates that it does. Because the Company generally makes short-term loans, we do not usually require updates of appraisals. The Company will decide, on a case-by-case basis, whether to require updates on loans which have longer terms. So far the Company has not required the update of any appraisal.

            The Market Value Analysis for construction loans is prepared on an "as completed" basis, i.e. assuming that the improvements for which the Loan is obtained will be completed. The Market Value Analysis may also assume that all public improvements to be funded by special assessment district bonds will be completed as proposed and that the Property will be marketed and sold in the manner planned by the borrower. In the case of a construction loan, the loan-to-value ratio as estimated in the Market Value Analysis and the budget for the project may temporarily exceed 70% at times during the term of the loan. This may occur because the Market Value Analysis is based upon the value of the property when construction is completed; however, during the course of construction, the value of the property may increase at a slightly different rate than the increase in the amount of the loan.

            3. Priority of Mortgages. Our loans are secured primarily by first deeds of trust on California real property, however the Company may invest in deeds of trust which are junior to one or more senior encumbrances, i.e., second or even third deeds of trust. As of December 31, 2004 the Company has made seven loans secured by first deeds of trust and six loans secured by second deeds of trust. If a loan is secured by a first deed of trust, the deed of trust is senior to all other recorded monetary liens other than liens for taxes or the assessments of special assessment districts to fund streets, utilities or other public improvements. If a Loan is secured by a junior deed of trust (i.e., a second or third deed of trust) the obligations secured by the senior lien(s) must not be in default at the time of the loan closing; however, loan proceeds may be used to cure defaults under the senior lien(s). As of December 31, 2004, no loan proceeds have been used to cure loans in default. Loans may also be secured by one or more additional deeds of trust encumbering other property owned by the borrower or its affiliates where, in the Manager's reasonable judgment, such cross-collateralization is necessary to meet the loan-to-value ratio requirements set forth above or to further enhance the security for the loan.

            4. Geographic Area of Lending Activity. The Company limits lending activities primarily to deeds of trust on properties located in California, however the Company may make loans secured by out of state properties and may take a security interest in property outside California as additional collateral for a Loan. The principal amount of loans secured by out of state properties will not exceed 20% of the Company's loan portfolio.

            5. Terms of Loans; Balloon Payments. The terms of Company loans vary based on the needs of the borrower and the decision of the Manager. Most Company loans generally have a term of between 60 days and two years, and provide for monthly payments of interest only, with a "balloon payment" at the end of the term. Other Company loans may have longer terms, but generally will not be fully amortizing (i.e., the original principal amount of the loan will be repaid in equal monthly installments of principal and interest over the term).

            6. Interest Rates. We generally charge interest rates of between 10% and 12% on our loans. Our interest rates are not directly tied to any index rate, and are arbitrarily selected by us depending on what we feel the market will bear. If interest rates rise among the various indexes, the Company may raise its rates.

            7. Escrow Conditions. Company loans are funded through an escrow account handled by a qualified title insurance or escrow company or the Manager. The escrow agent is instructed not to disburse any funds until the following conditions are met:

                  (a) Satisfactory title insurance coverage is obtained for all loans, with the title insurance policy naming the Company as the insured and providing title insurance in an amount equal to the principal amount of the loan. Title insurance insures only the validity and priority of the Company's deed of trust, and does not insure the Company against loss by reason of other causes, such as diminution in the value of the security property, over-appraisals, borrower's defaults, etc. The Manager does not intend to arrange for mortgage insurance, which would afford some protection against loss if the Company foreclosed on a loan and there was insufficient equity in the security property to repay all sums owed.

      t 18 0 (b) Satisfactory fire and casualty insurance is obtained for all loans (or only casualty insurance in the event of a loan secured by unimproved land) which insurance shall name the Company as loss payee in an amount equal to the principal amount of the Company's loan. (See, "VI. Risk Factors - K. Uninsured Losses")

                  (c) All loan documents (notes, deeds of trust, construction loan agreements etc.) and insurance policies must name the Company as payee and beneficiary or additional loss insured, as applicable. In the event the Company purchases loans, the Company shall receive assignments of all beneficial interest in any documents related to each Loan so purchased. Company investments in Loans will not be held in the name of the Manager or any other nominee.

            8. Loans to Related Parties. The Company may make or invest in loans to persons or entities that are affiliated with the Manager or its shareholders. Such loans: (i) will not exceed 20% of total Company assets; (ii) must not be more favorable to the borrower than similar loans negotiated at arm's-length; and (iii) must be repurchased by the Manager if the loan is in default more than 30 days. Such loans, if made, may involve significant conflicts of interest. The last of the three requirements for such loans is in recognition of the fact that, if the loan is to a party affiliated with the Manager, and the Company is depending on the Manager to assert its rights with respect to a default on the loan, there is a potential conflict of interest. The duty of the Manager to purchase the loan is an unsecured obligation of the Manager. If this duty were to arise, the Manager would most likely seek financing to purchase the loan and then institute and prosecute foreclosure proceedings on its own to recover the loan amount. As of December 31, 2004 the Company has made three loans to affiliated entities. (See, VII. "Potential Conflicts of Interest - C. Company Loans to Related Parties.")

            9. Loan Diversification. No Company loan (or Company interest in a loan) will exceed the greater of: (i) $5,000,000; or (ii) 20% of total Company capital at the time of the loan.

            10. Reserve Fund. A contingency reserve fund may be retained for the purpose of covering unexpected cash needs of the Company, if the Manager believes it to be in the best interests of the Company. The amount of this reserve fund, if any, would be established by the Manager. This reserve fund may be held in cash, bank accounts, certificates of deposit, money market accounts, short-term bankers acceptances, publicly traded bond funds or other liquid assets. Among the purposes of the fund are the following: (i) provision for regular expenses incurred by the Company such as accounting and legal expenses associated being a reporting company under the Securities Exchange Act, and (ii) provision for losses due to nonperforming loans. The creation of this reserve will involve diverting funds that would otherwise be available for distribution to Members, and will necessarily have the effect of decreasing such distributions.

      B. Credit Evaluations. The Manager may consider the income level and general creditworthiness of a borrower, and any guarantor, to determine a borrower's ability to repay the Company loan according to its terms, but such considerations are subordinate to a determination that a borrower has sufficient equity in the security property to satisfy the loan-to-value ratios described above. Therefore, the Company may make loans to borrowers who are in default on certain obligations (e.g., to consolidate their debts) or who do not have sources of income that would be sufficient to qualify for loans from other lenders such as banks or savings and loan associations.

      t 6 0 C. Loan Servicing. It is anticipated that all Company loans will be "serviced" (i.e., loan payments will be collected and other administrative services performed) by the Manager, who will also act as a mortgage broker in the initial placement of Company loans. The Manager will be compensated by the Company for such loan servicing activities, but compensated by borrowers for the initial placement of Company loans. (See, "IV. The Manager - A. Compensation to Manager")

            With many of the Company's loans, the Manager will require the borrower to provide an interest reserve, which will be either financed as part of the loan amount or provided independently by the borrower, and will be held by the Manager and used to pay the monthly interest on the loan. In other cases the borrower will make monthly interest payments which will involve mailing their checks or money orders to the Manager for deposit in the Company's account.

            Servicing a construction loan may also include monitoring the construction financed by the loan pursuant to a construction loan agreement and acting for the Company in authorizing disbursements to borrowers from a construction disbursement account or otherwise. Disbursements to borrowers are made pursuant to approved construction draw schedules. The feasibility of the draw schedule and the construction budget will normally be approved by an outside consultant who will also monitor the progress of construction and approve construction draws by the borrower.

      D. Sale of Loans. The Company makes mortgage loans for investment, and does not expect to engage in real estate operations in the ordinary course of business (except as may be required if the Company forecloses on a property on which it has invested in a mortgage loan and takes over ownership and management of the property). The Company does not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business; however, the Company may occasionally sell mortgage loans (or fractional interests therein) when the Manager determines that it appears to be advantageous for the Company to do so, based upon then current interest rates, the length of time that the loan has been held by the Company, and the overall investment objectives of the Company.

      E. Leveraging the Portfolio. The Company may borrow funds from a third party lender (which may be, but is not required to be, a bank or other financial institution) in order to: (i) fund additional mortgage loans; (ii) prevent default of loans senior to Company loans or discharge such loans entirely; or
(iii) develop or operate any real property acquired by the Company as a result of a loan default. The Company may assign all or a portion of the Company's loan portfolio to the lender as security for the loan(s). Leveraging the Company's loan portfolio may result in increased yield to the Company if the interest earned by the Company on its leveraged loans exceeds the interest that must be paid by the Company on the funds borrowed from a third party lender. Leveraging a loan for any purpose, however, entails certain risks to the Company that would not otherwise be present if the Company funded all of its loans from its own funds. Borrowing funds from third party lenders to make payments to senior lenders or to develop or operate any real property acquired by the Company as a result of a loan default also entails additional risks. For example, should the Company's net income be insufficient to pay these loans as they become due or should the Company otherwise default on such loans, the Company will be at risk of losing assets (i.e., the Company loans) pledged as security. As of December 31, 2004, the Company has not engaged in any of the above-described leveraging activities.

III.  THE OFFERING OF MEMBERSHIP INTERESTS.

      A. Terms of the Offering. We raise capital by selling Membership Interests in the Company. The Membership Interests are sold in Units. The Unit subscription price to each investor is One Hundred Dollars ($100) per Unit with an initial minimum subscription from each investor of Two Thousand Dollars ($2,000), or 20 Units. Each Unit represents a membership interest in the Company.

            The offering has not been registered under applicable federal securities laws. The Units are offered under the exemption from registration provided by Section 3(a)(11) of the Securities Act of 1933, as amended, and Rule 147 promulgated thereunder. The offering is limited to California residents only. The Company derives at least 80% of its revenues from loans secured by real property located in California. The Company's Operating Agreement and Subscription Agreement, both of which are executed by the investor, contain written disclosures regarding the limitations on resale prescribed by Rule 147.

            With respect to applicable state securities laws, the Units are offered pursuant to a permit issued to the Company for this offering by the California Department of Corporations pursuant to Sections 25110 and 25113 of the California Corporations Code. The permit was originally granted on February 24, 2003. The permit must be renewed annually, and the last renewal was granted on March 2, 2005. If the Company did not renew its permit, it would have a limited ability to continue to sell Units under one or more exemptions from qualification under California securities laws, but its ability to raise capital through the sale of Units would be greatly reduced.

            1. Minimum-Maximum Offering; Formation of the Company. The Company was formed on December 4, 2002 upon the filing of the Articles of Organization with the Office of the California Secretary of State; however, the Company did not begin doing business (i.e., making or investing in mortgage loans) until September 26, 2003 when the minimum 5,000 Units was sold. The maximum capitalization of the Company pursuant to the current offering is $25,000,000 (250,000 Units). The maximum may be increased by the Manager from time to time.

            2. Subscription Agreements and Subscription Account; Admission to the Company. Subscription Agreements from prospective investors are accepted or rejected by the Manager promptly after receipt. The Manager reserves the right to reject any subscription submitted for any reason. Upon acceptance, an investor's funds are placed in the Subscription Account. The investor's funds are contributed to the capital of the Company with the purchase of Units only when, in the Manager's discretion, the investor's funds are required by the Company to fund a mortgage loan, or to create appropriate reserves or pay organizational expenses. Until then, subscription funds are held in the non-interest-bearing Subscription Account. Subscription Agreements are irrevocable and subscription funds are non-refundable, except with the consent of the Manager. Subscription Funds are kept in the Subscription Account for no longer than sixty (60) days from the date of receipt.

            3. Election to Compound or Receive Monthly Cash Distributions. Upon subscribing for Units, an investor must elect whether to receive monthly cash distributions from the Company or to allow his or her earnings to compound (i.e., reinvest for additional Units). An investor may elect to switch from compounding to monthly distributions, or from monthly distributions to compounding, upon sixty (60) days prior notice to the Manager. Income allocable to investors who elect to compound their earnings will be retained by the Company for investing in further mortgage loans or other proper Company purposes. Investors who compound will be credited with a larger proportionate share of such earnings than investors who receive monthly distributions since the capital accounts of investors who compound will increase over time. Earnings which are compounded are first placed into the non-interest-bearing Subscription Account. The amounts are transferred to the capital of the Company at the discretion of the Manager, and at that time the Membership Interest of the investor is credited with the additional investment. The transfers occur at the discretion of the Manager, and the compounded funds have no priority of first use. As of December 31, 2004, 144 of the Company's 169 Members have elected to compound their earnings.

            4. Restrictions on Transfer. As a condition to this offering of Units, restrictions have been placed upon the ability of investors to resell or otherwise dispose of Units, including without limitation the following:

                  (a) No Member may resell or otherwise transfer any Units without the prior written consent of the Manager, which may be withheld in its sole discretion;

                  (b) Units may not be sold or transferred without the prior written consent of the California Commissioner of Corporations, except as permitted by the Commissioner's Rules. (See "Commissioner's Rule 260.141.11."); and

                  (c) During the period that Units are being offered and sold, and for a period of nine (9) months from the date of the last sale of Units, no Units may be sold or otherwise transferred to any person who is not a bona fide resident of the State of California.

                  Legends substantially in the forms set forth below are placed upon all instruments or certificates evidencing ownership of Units in the Company stating that the Units have not been registered under the Securities Act of 1933, as amended, and setting forth the foregoing limitations on resale, and notations regarding these limitations shall be made in the appropriate records of the Company with respect to all Units offered hereby.

THE MEMBERSHIP INTEREST UNITS REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"). SUCH INTERESTS MAY NOT BE OFFERED FOR SALE, SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED TO ANY PERSON AT ANY TIME IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT COVERING SUCH UNITS UNDER THE ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE MANAGER OF THE FUND TO THE EFFECT THAT SUCH REGISTRATION IS NOT REQUIRED. IN ADDITION, IN NO EVENT MAY UNITS BE OFFERED FOR SALE, SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED TO ANY PERSON WHO IS NOT A RESIDENT OF CALIFORNIA, FOR A PERIOD OF NINE (9) MONTHS FROM THE DATE OF THE LAST SALE THEREOF BY THE FUND.

IT IS UNLAWFUL TO CONSUMMATE A SALE OR TRANSFER OF THIS SECURITY, OR ANY INTEREST THEREIN OR TO RECEIVE ANY CONSIDERATION THEREFOR, WITHOUT THE PRIOR WRITTEN CONSENT OF THE COMMISSIONER OF CORPORATIONS OF THE STATE OF CALIFORNIA, EXCEPT AS PERMITTED BY THE COMMISSIONER'S RULES.

      B. Investor Suitability Standards. To purchase Units, an investor must meet certain eligibility and suitability standards, the primary ones of which are set forth below, and must execute an Operating Agreement and a Subscription Agreement. By executing the Subscription Agreement, an investor makes certain representations and warranties, upon which we rely in accepting subscriptions. Each investor must represent in writing that such investor is a bona fide resident of the State of California (i.e., the investor has his or her principal residence in California, or if the investor is a trust, corporation or other entity that the principal office of such trust, corporation or other entity is located in California). In addition:

            (a) Each Investor must have either: (i) a net worth (exclusive of home, furnishings and automobiles) of at least $250,000 and an annual gross income of at least $65,000; or (ii) a net worth (exclusive of home, furnishings and automobiles) of at least $500,000;

            (b) The amount of each Investor's investment in Units offered hereby must not exceed ten percent (10%) of such Investor's net worth (exclusive of home, furnishings and automobiles); and

            (c) If the investor is an ERISA Plan (such as a pension or profit sharing plan, Individual Retirement Account, or 401(k) plan), the foregoing requirements must be met by either the fiduciary account itself or by the plan participant who directly or indirectly supplies the funds for investment by the ERISA Plan.

      C. Plan of Distribution. The Units may be offered and sold directly by the Company, with no commissions or fees paid on such sales. The Units may also be offered and sold by independent securities broker/dealers retained by the Company, who receive selling commissions of up to 6.5% of the gross sales proceeds from the sales of Units effected by such broker/dealers. Certain commission arrangements include a trailing payment of 0.5% per annum of such proceeds as long as the Units sold remain outstanding. To the extent that a Member purchases Units through a broker/dealer and elects to compound his or her earnings in the Company, any annual commissions negotiated by the Company are calculated based upon the increased value of such Member's capital account on the last day of the month of the anniversary of admission. Any such commissions directly reduce the proceeds received from this offering for investment in mortgage loans by the Company, and reduce the capital accounts of the Members. There is no firm commitment to purchase any Units, and there is no underwriter for the offering of Units.

      As of December 31, 2004 the Company has retained the services of one broker/dealer, ePlanning Securities, to sell the Units. Under the Broker/Dealer Agreement between the Company and ePlanning, agents for ePlanning may select from two different plans with respect to their commission for the sale of Units:
(i) agents may receive a 6% commission for the sale of Units; or (ii) agents may receive a 4% commission, plus a 0.5% annual trailer based on amounts remaining invested with the Company. Under each plan, ePlanning receives an additional 0.5% payment.

IV.   RISK FACTORS

      An investment in Units involves a significant degree of risk and is suitable only for investors who have no need for liquidity in their investments. Prospective investors should carefully consider the following risks and other factors.

      A. NO MARKET FOR UNITS. There is no public market for the Units and none is expected to develop in the future. Even if a potential buyer could be found, the transferability of Units is also restricted by the provisions of the Securities Act of 1933, as amended, and Rule 147 thereunder. Under Rule 147 to Units may be resold until 9 months after the last issuance of Units under this offering. There are further restrictions pursuant to the California Corporate Securities Law of 1968, as amended, the regulations thereunder, and the provisions of the Operating Agreement. Any sale or transfer of Units also requires the prior written consent of the Manager, which may be withheld in its sole discretion, and may require the prior written consent of the California Commissioner of Corporations. Furthermore, Members will have only limited rights to redeem Units or withdraw from the Company or to otherwise obtain the return of their invested capital. (See, "V. Summary of the Operating Agreement").

      B. TAX RISKS. The Company has elected to be treated as a partnership for federal income tax purposes. Any favorable federal tax treatment presently available with respect to the Company could be affected by any changes in tax laws that may result through future Congressional action, tax court or other judicial decisions, or interpretations of the Internal Revenue Service. Other tax risks include: (i) if the Company is deemed by the IRS not to be engaged in a trade or business, the Members' share of expense deductions would be reduced;
(ii) interest paid by investors who finance their purchase of Units may not be deductible; and (iii) an IRS audit of the Company's tax return, books and records could result in an audit of investors' tax returns.

      C. LOAN DEFAULTS AND FORECLOSURES. The Company is in the business of lending money and, as such, takes the risk of defaults by borrowers and other risks faced by lenders. Most Company loans will provide for monthly payments of interest only, and be entirely due and payable at the end of their term. Thus, the borrower will have to make a large "balloon" payment of principal due at the end of the term. Many borrowers are unable to repay such loans out of their own funds and are compelled to refinance. Fluctuations in interest rates and the unavailability of mortgage funds could adversely affect the ability of borrowers to refinance their loans at maturity.

            The Company is generally an "asset" rather than a "credit" lender. This means that we rely primarily on the value of the real property securing loans to protect our investment, with repayment ability also taken into consideration. There are a number of factors which could adversely affect the value of any such real property securing Company loans, including, among other things, the following:

            1. Changes in Market Value. The Company will rely on a market value analysis, usually in the form of an independent appraisal, to determine the fair market value of real property used to secure loans made by the Company. No assurance can be given that such an analysis will be accurate. Moreover, since a market value analysis fixes the value of real property at a given point in time, subsequent events could adversely affect the value of real property used to secure a loan.

            2. Risks of Construction Loan Valuation. In making a construction loan based upon a market value analysis of a property "as constructed," the Company is subject to the risks that actual construction costs may exceed budget, construction delays could occur, labor or supply shortages may exist, or the market value of the project once completed could be less than anticipated. Also, if the Company must foreclose on the property before the project is completed, it is unlikely that the property will then have a value as high as its analyzed value "as constructed," and therefore there is a greater likelihood that the Company will not be able to sell the property for the full amount owing to the Company. Furthermore, if the Company must foreclose before construction is completed, and if there are insufficient funds in any construction disbursement account to complete construction, the Manager will need to choose between selling the property with construction incomplete or incurring debt to finance completion of the project before it is sold.

            3. Foreclosure and Resale. If the borrower defaults, the Company may be forced to purchase the property at a foreclosure sale. If the Company cannot quickly sell such property, or the property does not produce any significant income, the Company's profitability will be adversely affected.

            4. Antideficiency Laws. Due to certain provisions of California law applicable to all real estate loans, if the real property security proves insufficient to repay amounts owing to the Company, it is unlikely that the Company would have the right to recover the deficiency from the borrower. California has four principal statutory prohibitions which limit the remedies of a beneficiary under a deed of trust. Under one statute, a deficiency judgment is barred where the foreclosure was accomplished by means of a nonjudicial trustee's sale. It is anticipated that all of the Fund's loans will be enforced by means of a nonjudicial trustee's sale, if foreclosure becomes necessary. Under a second statute, a deficiency judgment is barred in any event where the foreclosed deed of trust secured a "purchase money" obligation, i.e., a promissory note evidencing a loan used to pay all or a part of the purchase price of a residential property occupied, at least in part, by the purchaser. This restriction will probably not apply to the Company's commercial loans. A third statute, commonly known as the "one form of action" rule, requires the beneficiary to exhaust the security under the deed of trust by foreclosure before bringing a personal action against the trustor on the promissory note. The fourth statutory provision limits any deficiency judgment obtained by the beneficiary following a judicial sale to the excess of the outstanding debt over the fair market value of the property at the time of sale, thereby preventing a beneficiary from obtaining a large deficiency judgment against the debtor as a result of low bids at the judicial sale.

            5. Junior Deeds of Trust. A number of the Company's loans will be secured by second or other junior deeds of trust. In the event of foreclosure on a Company loan that is so secured, the debt secured by the senior deeds of trust must be satisfied before any proceeds from the sale of the property can be applied toward the debt owed to the Company. Furthermore, to protect its junior security interest, the Company may be required to make substantial cash outlays for items such as loan payments to senior lienholders to prevent their foreclosure, property taxes, insurance, property maintenance or repair, etc.

            6. Effect of Bankruptcy Laws. The recovery of sums advanced by the Company in making or investing in loans and protecting its security may also be delayed or impaired by the operation of the federal bankruptcy laws or by irregularities in the manner in which the loan was made. Any borrower has the ability to delay a foreclosure sale by the Company for a period ranging from several months to several years simply by filing a petition in bankruptcy, which automatically stays any actions to enforce the terms of the loan.

            7. Uninsured Losses. The property securing Company loans could be adversely affected by earthquakes, floods, mud slides, similar events and acts of God that may not be insured against.

      D. RELIANCE ON THE MANAGER. The Manager will make all decisions with respect to the management of the Company, including the determination as to what loans to make or purchase, and the Company is dependent to a substantial degree on the Manager's continued services. In the event of the dissolution or other incapacity of the Manager or its principals, the business and operations of the Company may be adversely affected. Under the Operating Agreement, the Manager may withdraw on six months notice to the Members. There can be no assurances that an acceptable replacement Manager may be available on economically viable terms or at all.

      E. COMPETITION. The Company will compete with institutional lenders and others engaged in the mortgage lending business, some of whom have greater financial resources and experience than the Company.

      F. FLUCTUATIONS IN INTEREST RATES. Mortgage interest rates are subject to abrupt and substantial fluctuations, but the purchase of Units is a relatively illiquid investment. If prevailing interest rates rise above the average interest rate being earned by the Company's loan portfolio, investors may wish to liquidate their investment in order to take advantage of higher returns available from other investments, but will only have a limited ability to do so.

      G. INVESTMENT DELAYS. There is generally a delay between the time the Units are subscribed for and the purchase price is placed in the Subscription Account, and the time the Units are actually purchased with the purchase price contributed to the Company's capital. The decision to transfer an investor's funds from the Subscription Account to the company's capital is made at the discretion of the Manager, and will usually be delayed until the Company has a loan to fund. The Subscription Account is a non-interest-bearing account, and an investor's funds may be held in the Subscription Account for no more than 60 days. During the period in which the funds are held in the Subscription Account, no interest is earned on the funds.

      H. LACK OF REGULATION. The management and investment practices of the Company are not supervised or regulated by any federal or state authority, except to the extent that the lending and brokerage activities of the Manager are subject to supervision or regulation by the California Departments of Real Estate or Corporations.

      I. RISKS OF GOVERNMENT ACTION. While the Manager will use its best efforts to comply with all local, state and federal lending regulations, there is the possibility of governmental action to enforce any alleged violations of such lending laws which may result in legal fees, damage awards or fines and penalties, which may lead to losses for the Company.

      J. ENVIRONMENTAL LIABILITIES. Under current federal and state law, the owner of real property contaminated with toxic or hazardous substances (including a mortgage lender that has acquired title through foreclosure) may be liable for all costs associated with any remedial action necessary to bring the property into compliance with applicable environmental laws and regulations. This liability may arise regardless of who caused the contamination or when it was caused. If toxic or hazardous substances are present on real property that we have acquired through foreclosure, the Company may be responsible for the costs of cleaning up the property through removal or treatment of the substances. Even if the Company does not foreclose on a contaminated site, the mere existence of hazardous substances on the property may depress the market value of the property such that the loan is no longer adequately secured.

            A lender's best protection against environmental risks is to inspect and investigate the property thoroughly before making or investing in a loan; however, environmental inspections and investigations are very expensive, and often are not financially feasible in connection with loans of the size and type to be made by the Company. As a result, in the absence of factors indicating possible problems, environmental site assessments will generally not be required by the Company in connection with its loans. The Company will, however, take certain precautions to avoid environmental problems, such as attempting to avoid making or investing in loans secured by properties known or suspected to have (or to be likely to have) environmental problems.

      K. RISKS OF LEVERAGE. The Company may borrow funds from private third party lenders in order to: (i) fund additional mortgage loans; (ii) prevent default of loans senior to Company loans or to discharge such loans in their entirety; or (iii) develop or operate any real property acquired by the Company as a result of a loan default. Such loans may be secured by the Company's loan portfolio. If a lender elected to foreclose on this collateral as a result of a default by the Company, the Company could lose a significant portion of its assets, causing losses to Investors.

      L. RISKS OF LITIGATION. The Manager will act in good faith and use reasonable judgment in selecting borrowers and making and managing the loans. However, as a lender, the Manager and the Company are exposed to the risk of litigation by a borrower for any allegations by the borrower (warranted or otherwise) regarding the terms of the loans or the actions or representations of the Manager in making, managing or foreclosing on the loans. If an allegation is brought and/or litigation is commenced against the Company or the Manager, the Company will incur legal fees and costs to respond to the allegations and to defend any resulting litigation.

      M. LACK OF LOAN DIVERSITY AND GEOGRAPHIC CONCENTRATION OF LOANS. Especially in the early stages of our operations, the number of loans is likely to be small. During this phase the effect on the Company of a default on one or a small number of loans will be significantly greater than if the Company had made a large number of loans. In addition, at least 80% and as much as 100% of the Company's loan portfolio will be secured by properties within California. This concentration may increase the risk of delinquencies on the Company's loans when California real estate or economic conditions are weaker than elsewhere.

V.    SUMMARY OF THE OPERATING AGREEMENT

      The following is a summary of the Operating Agreement for the Company, as amended, which is dated as of February 24, 2003, and is qualified in its entirety by the terms of the Operating Agreement itself.

      Rights and Liabilities of Members. The rights, duties and powers of Members are governed by the Operating Agreement and Chapter 3, Title 2.5 of the California Corporations Code (the "Act") and the discussion herein of such rights, duties and powers is qualified in its entirety by reference to such Agreement and Act. Members in the Company are liable only to the extent of their agreed upon capital contributions, i.e. the price paid for the Membership Interest. Members may be liable for any return of capital, plus interest if necessary to discharge liabilities existing at the time of such return. Any cash distributed to Members may constitute, wholly or in part, return of capital.

      Members have no control over the management of the Company except that the approval of Members representing a majority of the outstanding Membership Interests is required for any of the following matters: (i) dissolution and termination of the Company; (ii) merger or consolidation of the Company with one or more other entities; (iii) amendment of the Operating Agreement; and (iv) removal of the Manager and election of a successor manager. In addition, upon the cessation of the Manager for any reason (such as the withdrawal or resignation of the Manager), a majority in interest of the Members may elect a replacement manager to continue the business of the Company. Members representing 10% of the Membership Interests may call a meeting of the Company.

      Capital Contributions. Membership Interests in the Company are sold in Units of $100.00, with a minimum initial investment of 20 Units ($2,000.00). After the initial investment an investor may subscribe to purchase additional Units in amounts and on terms and conditions acceptable to the Manager.

      Rights, Powers and Duties of Manager. Subject to the right of the Members to vote on the matters specified above, the Manager has the power to manage the business of the Company. The Manager is not required to devote full time to Company affairs but only such time as is required for the conduct of Company business. The Manager acting alone has the power and authority to act for and bind the Company. The Manager is granted the special power of attorney of each Member for the purpose of executing the documents which the Members have expressly agreed to execute and deliver or which are required to be executed, delivered and/or filed under applicable law.

      Profits and Losses. Profits and losses of the Company accrued during any calendar month are allocated as of the last day of such calendar month to the Members in accordance with their respective Percentage Interests as of the first day of such month, or, if any Units are purchased following the first day of such month, then the profits and losses allocable to the Members for such month will be allocated in proportion to the number of days during such month that each Member held a capital account in the Company. Upon transfer of Units (as permitted under the Operating Agreement and applicable law), profit and loss will be allocated to the transferee beginning with the next succeeding calendar month.

      Cash Distributions. Each Member elects whether to receive monthly cash distributions from the Company or to allow his or her earnings to be reinvested into the Company. A Member may change an election with sixty (60) days' prior written notice. Members who reinvest will be credited with an increasingly larger Membership Interest as their capital accounts increase over time. Cash available for distribution will be determined by computing the net income during the calendar month on the accrual basis and in accordance with generally accepted accounting principles.

      Promptly after the end of each calendar month, the Company distributes to Members receiving monthly distributions an amount of cash equal to their proportionate share of the Company's accrued net income during such month. Accrued net income means the excess of accrued income from operations and investment of, or the sale or refinancing or other disposition of, Company assets during such calendar month over the accrued operating expenses of the Company during such month, including any adjustments for bad debt reserves or deductions as the Manager may deem appropriate, all determined in accordance with generally accepted accounting principles. Cash available for distribution is distributed only to those Members who elect to receive such distributions in an amount equal to their respective allocable shares of Company profits during such month, and the balance of Company income is credited to the capital accounts of Members who have elected to reinvest earnings.

      Meetings. The Manager, or Members representing ten percent (10%) of the outstanding Membership Interests, may call a meeting of the Members of the Company. Unless the notice otherwise specifies, all meetings will be held at the office of the Company. Members may vote in person or by proxy at the Company meeting. A majority of the Membership Interests constitutes a quorum at Company meetings.

      Accounting and Reports. The Company furnishes to the Members an annual report of the Company's operations, which may (but currently is not required to) be audited by an independent accounting firm. Within six months of the close of the year covered by the report, a copy or condensed version will be furnished to the Members. The Members will also be furnished such detailed information as is reasonably necessary to enable them to complete their own tax returns within 90 days after the end of the year. Any Members may inspect the books and records of the Company at all reasonable times and upon reasonable prior notice to the Manager.

      Amendment of the Agreement. The Operating Agreement may be amended by the Manager alone (with respect to certain matters), or upon the vote of Members holding a majority of the outstanding Membership Interests.

      Withdrawal from the Company. A Member may not withdraw from the Company for at least twelve (12) months after the date such Units are purchased. After twelve (12) months, Members may withdraw all or part of their capital accounts from the Company by giving at least sixty (60) days prior written notice to the Manager. The amount that a withdrawing Member will receive from the Company is based on the withdrawing Member's capital account. A Member's capital account balance is calculated by adding the Member's initial investment, plus any additional investments, plus any reinvested (compounded) earnings, plus any undistributed earnings, minus the Members proportionate share of the Company's capitalized costs (which consist of expenses incurred in connection with the raising of capital). A capital account is an amount calculated for tax and accounting purposes, and may be greater than or less than the fair market value of such investor's Membership Interest in the Company. The fair market value of a Member's interest in the Company will generally be irrelevant in determining amounts to be paid upon withdrawal, except to the extent that the current fair market value of the Company's loan portfolio is realized by sales of existing loans (which sales are not required to be made). The Company will not establish a reserve from which to fund withdrawals and, accordingly, the Company's capacity to return a Member's capital account is restricted to the availability of Company cash flow.

      The Manager will not liquidate (and Members will not be entitled to withdraw), within any single calendar year, more than ten percent (10%) of the total Company capital accounts outstanding at the beginning of such calendar year. Distributions to a withdrawing Member of their capital account are limited to $25,000 per calendar quarter. Unless otherwise waived by the Manager, any withdrawals requested by a Member and disbursed by the Company within the three-year period following the first year (i.e., four years after the date such Member's Units are purchased) shall be reduced by the following amounts as a penalty for early withdrawal from the Company: (i) three percent (3%) of any amount disbursed in the year following the expiration of the first year; (ii) two percent (2%) of any amount disbursed in the second year following the expiration of the first year; and (iii) one percent (1%) of any amount disbursed in the third year following the expiration of the first year.

      Upon dissolution and termination of the Company, a five-year winding-up period is provided for liquidating the Company's loan portfolio and distributing cash to Members. The Company could suffer reduced earnings (or losses) if a substantial portion of its loan portfolio remains and must be liquidated quickly at the end of such winding-up period. Members who complete a withdrawal from the Company prior to any such liquidation will not be exposed to this risk. Conversely, if prevailing interest rates have declined at a time when the loan portfolio must be liquidated, unanticipated profits could be realized by those Members who remain in the Company until its termination.

      Limitations on Transferability. The Operating Agreement places substantial limitations upon transferability of membership interests. Any transferee (including a donee) must be a person or entity which would have been qualified to purchase a Unit in this offering and a transferee may not become a substituted Member without the consent of the Manager. A transferee who does not become a substituted Member will own an economic interest which entitles him or her only to the share of income or return of capital to which the transferor would be entitled. Economic interest holders will have no voting or inspection rights.

      In addition to the restrictions imposed by the Operating Agreement, additional restrictions are imposed by applicable securities laws. Under the Securities Act of 1933, as amended, the exemption from registration relied on by the Company is the intrastate exemption provided by Section 3(a)(11). Rule 147 promulgated under that section requires that no resales may be made to residents outside of California until nine months after the last sale of Units by the Company. Additionally such resales may require the prior written consent of the California Commissioner of Corporations.

      Term of Company. The Company will continue indefinitely until dissolved and terminated by vote of Members holding a majority of the outstanding membership interests with the concurrence of the Manager.

      Winding Up. Upon dissolution of the Company, the Manager will wind up the Company's affairs as follows: (i) no new loans will be made or purchased; and
(ii) the Manager or its successor will liquidate the Company's remaining assets as promptly as is consistent with obtaining the current fair value thereof, either by sale to third parties or by collecting loan payments under the terms of the loan. All funds received by the Company shall be applied and promptly distributed in accordance with the Act and the Operating Agreement.

      In the event the Company dissolves at a time when there are outstanding unfulfilled withdrawal requests, such withdrawal requests will be of no further force or effect and all Members will thereafter be entitled to receive their pro rata portion of all remaining liquidating distributions of the Company in accordance with their respective outstanding capital account balances.

      Merger with Other Business Entities. The Manager, upon the prior written consent of a majority interest of the Members, will have the right to merge the Company with one or more other business entities (of which the Manager may be a sponsor or co-sponsor).

VI.   THE MANAGER

      The Manager of the Company is Lakeside Financial Group, Inc., a California corporation which was incorporated in August of 2002 and began doing business on November 1, 2002, formed for the purpose of managing the Company. The Manager manages and directs the affairs of the Company. All loans made or invested in by the Company are arranged and serviced by the Manager. The Manager is licensed as a California real estate broker, and both the Company and the Manager are licensed California Finance Lenders. Certain principals and affiliates of the Manager currently engage in real estate related businesses, which include acquiring and developing real property, and financing the acquisition and development of real property. None of these businesses are similar to, or compete with, the Company. For a detailed description of the officers and directors of the Manager, see "Item 3-Directors, Officers And Significant Employees."

      A. Duties of the Manager. The Manager is organized as a corporation. The Manager has four directors, which are also its four shareholders (William Webster, James Koenig, Gary Armitage and Jeff Guidi), each of whom is described in "Item 3. Directors, Executive Officers and Significant Employees." The Manager has three officers: President and CEO William Webster, Vice President Richard Nelson, and Chief Financial Officer Placido Canta.

      The sole business of the Manager is to manage the Company. The Manager engages in no other business. Of the individuals mentioned above, only Webster and Canta are full time employees of, and receive regular salaries from, the Manager, although, as described below, other individuals participate in the business of the Manager. Webster is involved with practically all aspects of the business of managing the Company, such as underwriting loans, preparing loan documents, performing other legal work on behalf of the Manager and the Company, and maintaining investor relations. Canta, as the chief financial officer of the Manager, is involved with all accounting aspects of managing the Company, such as preparing all accounting ledgers, worksheets and statements for the Company and the Manager, preparing and maintaining files for all investors in the Company, and preparing and distributing monthly statements to investors of the Company and the principals of the Manager. Nelson, who specializes in construction lending, serves in an advisory capacity to the Manager with respect to construction loans.

            1. Marketing of Loans. The Company gets its loans through real estate mortgage brokers with whom individuals working for the Manager--primarily Webster, Koenig and Nelson--have relationships. These brokers are constantly looking for commercial mortgage loans for their borrower clients, and recognize the Company as one possible source of financing. A secondary source for loans is through internet advertising. Currently the Company is a listed lender on two websites: www.c-loans.com and the real estate websites maintained by www.zipsearch.com.

            2. Approval of Loans. Webster and Koenig form the Loan Committee of the Manager. The first step in analyzing a possible loan is for the prospective borrower to provide a completed Loan Application and the items on the Loan Approval Checklist (both of which are supplied by the Manager). Webster reviews and analyzes loan packages, and summarizes his review and conclusions in a Loan Review Summary. Webster and Koenig then meet as the Loan Committee to discuss the loan and to decide whether to approve the loan. If Webster and Koenig disagree on a particular loan, the loan is submitted to the entire board of directors to approve or disapprove. The deliberations of the Loan Committee with respect to each loan are summarized in minutes of the Loan Committee meeting. If a loan is approved by the Loan Committee, the borrower (or the broker of the borrower) is notified with a conditional loan approval letter, and the loan documents are prepared (by Webster) and executed and delivered at the closing.

            B. Compensation to the Manager. The following discussion summarizes the forms of compensation received by the Manager. All of the amounts described below are received regardless of the success or profitability of the Company, although any amounts may be partially or completely waived by the Manager from time to time, in the Manager's sole discretion. (See below for a description of amounts which have been waived.) None of the following compensation was determined by arm's-length negotiations. The Manager retains the right to seek to retain one or more other firms to perform the various services to be rendered by the Manager as described below.

Form of Compensation                               Estimated Amount or Method of Compensation
Loan Brokerage Commissions, Renewal                Anticipated to average between 2% and 6% of the principal amount
and Forbearance Fees                               of each loan. Such fees will be paid to the Manager by the borrowers and will not be borne by the Company.

Loan Processing and Documentation Fees.            Prevailing industry rates for documentation fees and for loan processing fees. These fees may vary depending on market
                                                   conditions and the size of the particular loan, and will be paid by the borrowers and not the Company.

Loan Servicing Fee                                 Up to 0.25% of the principal amount of each Company loan on an annual basis, payable monthly (i.e., 0.0208% per month), but only as interest is received by the Company. [1]



Asset Management Fee                               Up to 2.75% of Gross Assets Under Management on an annual basis, payable monthly (i.e., 0.229% per month). [2]

Reimbursement of Expenses to Manager               Reimbursement for all out-of-pocket organization and syndication expenses and all operating and administrative expenses of the
                                                   Company.

Broker/Dealer Commissions to Affiliates of         Broker/dealers selling Units on behalf of the Company are
Manager                                            entitled to receive commissions of up to 6.5% of the sales price, and certain commission arrangements may include a trailing payment of up to 0.5% per year for amounts remaining invested.
                                                   Certain broker/dealers selling Units on behalf of the Company may be affiliated with the Manager.

[1] Loan servicing fees are determined by the Manager on a case by case basis, provided that they are not expected to exceed the amounts generally charged for comparable services to comparable debtors in the geographical area where the security property for the loan is located.

[2] "Gross Assets Under Management" means the total Company capital, including cash, notes (at book value), real estate owned (at book value), accounts receivable, advances made to protect loan security, unamortized organizational expenses and any other Company assets valued at fair market value. The Asset Management Fee will be paid on or about the first day of each calendar month with respect to Gross Assets Under Management as of the last day of the immediately preceding month.

      The Manager has, from time to time, waived some or all of the Asset Management Fee and the Loan Servicing Fee which the Company pays to the Manager. During the fiscal year ending on December 31, 2004, the Company has waived the following fees:

      Month         Asset M Fee    Loan S Fee     Total Fees     Fees Paid       Fees Waived
      -----         -----------    ----------     ----------     ---------       -----------
      Jan. 2004     $ 3,262.92     $   115.63     $ 3,378.55     $         0     $ 3,378.55
      Feb. 2004     $ 3,700.32     $   213.27     $ 3,913.59     $         0     $ 3,913.59
      Mar. 2004     $ 4,512.36     $   315.98     $ 4,828.34     $  2,074.55     $ 2,753.79
      Apr. 2004     $ 5,286.13     $   392.48     $ 5,678.61     $  2,518.45     $ 3,160.16
      May. 2004     $ 6,328.09     $   448.73     $ 6,776.83     $  2,035.36     $ 4,741.47
      Jun. 2004     $ 6,795.46     $   518.00     $ 7,313.46     $  5,736.30     $ 1,577.16
      Jul. 2004     $ 7,491.73     $   509.37     $ 8,001.10     $  4,532.63     $ 3,468.47
      Aug. 2004     $ 9,286.90     $   509.21     $ 9,796.11     $  1,145.78     $ 8,650.33
      Sep. 2004     $ 9,812.68     $   694.62     $10,507.30     $    673.54     $ 9,833.76
      Oct. 2004     $11,322.30     $   801.71     $12,124.01     $         0     $12,124.01
      Nov. 2004     $12,304.13     $   801.71     $13,105.84     $  1,164.73     $11,941.11
      Dec. 2004     $13,246.87     $ 1,045.10     $14,291.98     $  2,257.47     $12,034.51

      B. Fiduciary Duties of the Manager. Under California law, the fiduciary duties of a manager to a limited liability company and to its members are those of a partner to a partnership and to the partners of the partnership. Accordingly, a manager is accountable to a limited liability company as a fiduciary, which means that a manager has duties of good faith and loyalty with respect to company affairs. This fiduciary duty is in addition to those other duties and obligations of, and limitations on, the Manager which are set forth in the Operating Agreement.

VII.  POTENTIAL CONFLICTS OF INTEREST

      The following is a list of the important areas in which the interests of the Manager may conflict with those of the Company. The Members must rely on the general fiduciary standards provided by applicable law and the Operating Agreement to prevent unfairness by the Manager in a transaction with the Company. (See, "VI. The Manager"). The Company has not been represented by separate legal counsel in connection with its formation or its dealings with the Manager. Except as may arise in the normal course of the relationship, there are no transactions presently contemplated between the Company and its Manager (or its affiliates) other than those listed below.

      A. Loan Brokerage Commissions, Renewal and Forbearance Fees. None of the compensation set forth under "Compensation to the Manager," above, was determined by arms' length negotiations. It is anticipated that the loan brokerage commissions, renewal and forbearance fees charged to borrowers by the Manager for most loans will be approximately 3% to 4% of the principal amount of each loan, but may be higher or lower depending upon market conditions. Generally, as these charges are increased, the interest rate which may be charged for the loan will be reduced, thus reducing the overall rate of return to the Members. This conflict of interest will exist in connection with every Company loan transaction, and Members must rely upon the fiduciary duties of the Manager, as provided by applicable law and the Operating Agreement, to protect their interest.

      B. Use of Other Companies. The Manager has the right to retain the services of other firms, in addition to or in lieu of the Manager, to perform brokerage services, loan servicing and other activities in connection with the Company's loan portfolio. Such other firms may be affiliates of the Manager or the Manager's management team.

      C. Company Loans to Related Parties. The Company may make or invest in loans to persons or entities that are affiliated with the Manager (i.e., loans to a borrower that is owned by one or more of the owners of the Manager). In cases of such related party loans, conflicts of interest will exist between the Manager and its affiliated persons, on the one hand, and the Company, on the other, in connection with setting the terms of the loan and in connection with any enforcement action or renegotiation that may occur in the future. The Manager will address these conflicts by applying the following standards and limitations to such related party loans:

            (1) The aggregate principal amount of all related party loans at any time shall not exceed 20% of total Company assets at such time;

            (2) The terms and conditions of any related party loans shall be consistent with the lending standards and policies set forth above and with loan terms typically offered by the Manager on similar loans to unaffiliated borrowers; and

            (3) The Manager shall purchase (or cause one of its affiliates to purchase) from the Company, without discount, any related party loan in which any material event of default has occurred and is continuing for at least thirty
(30) days.

      The Company currently has three (3) investments with affiliated entities, in the amounts of $305,000.00, $177,000.00, and $500,000.00, constituting 17% of the total of Company assets as of December 31, 2004. These three investments were made in the normal course of the Company's business, were subjected to the Company's normal underwriting process, were made on the Company's standard terms for such investments, and do not appear to represent an unusual risk. All three investments are current as to principal and interest as of December 31, 2004, and as of the date of this filing.

      Of these investments, one investment ($305,000.00) is an undivided interest in a promissory note, the proceeds or which are distributed among five different limited liability companies of which James S. Koenig, Gary Armitage, and Jeffery Guidi (all of whom are shareholders and directors of the Manager), directly or indirectly, are members. The promissory note is secured by mortgages on five different assisted living facilities located in North Carolina, South Carolina and Virginia, has a term of 36 months, and pays an interest rate of 12% per annum. The second investment ($177.00.00) is a loan to an affiliated entity, Koco, LLC (in which Armitage and Guidi are each 50% general partners in a partnership that has a 50% interest in an entity that has a 75% interest in Koco, and in which Koenig is a limited partner with a 99% limited partnership interest in an entity which has a 50% interest in an entity that has a 75% interest in Koco), the proceeds of which were used for the purchase of real property, which is secured by a second deed of trust on real property owned by the borrower, which has a term of 12 months, and which pays an interest rate of 10.9%. The third investment ($500,000.00) is an undivided interest in a promissory note made by an entity of which James S. Koenig, Gary Armitage, and Jeffery Guidi (all of whom are shareholders and directors of the Manager), directly or indirectly, are members. The proceeds of that loan are being used for completion of a golf course owned by the maker of the note. The note has a term of 36 moths, and pays interest to the Company at a rate of 10%.

      D. Other Opportunities; Other Funds. As a licensed real estate broker, the Manager may arrange and originate loans for companies other than ours, and at times these arrangements may be more lucrative for the Manager than arranging loans for the Company. As a result, there may exist a financial incentive for the Manager to arrange or originate loans for private investors outside the Company and the Members must rely on the fiduciary duties of the Manager, as provided by applicable law and the Operating Agreement, to protect their interests under such circumstances. In the future, the Manager may also sponsor other funds formed to conduct business similar to that of the Company. If these other funds (if formed) have funds to invest at the same time as the Company, conflicts of interest may exist for the Manager as to whether to offer a particular loan opportunity to the Company or to these other funds. The Manager will decide which loans are appropriate for funding by the Company or by such other funds after consideration of all relevant factors, including the size of the loan, portfolio diversification, and amount of uninvested funds.

      E. Sale of Defaulted Loans or Real Estate to Affiliates. In the event a Company loan goes into default or the Company becomes the owner of any real property by reason of foreclosure on a Company loan, the Manager's first priority will be to arrange the sale of the loan or property for a price that will permit the Company to recover the full amount of its invested capital plus accrued but unpaid interest and other charges, or so much thereof as can reasonably be obtained in light of current market conditions. In order to facilitate such a sale, the Manager may arrange a sale to persons or entities controlled by or affiliated with the Manager (e.g., to another entity formed by the Manager or its affiliates), for the express purpose of acquiring defaulted loans or foreclosure properties from lenders such as the Company. The Manager will be subject to conflicts of interest in arranging such sales since it will represent both parties to the transaction. For example, the Company and the potential buyer will have conflicting interests in determining the purchase price and other terms and conditions of sale. The Manager's decision will not be subject to review by any outside parties. The Manager will undertake to resolve these conflicts by setting a purchase price for each defaulted loan or property which is not less than any of the following: (i) the independently appraised value of such loan or property, if any, at the time of sale; (ii) the amount of any third party offer already received, if any; or (iii) the total amount of the Company's investment in the property.

VIII. REGULATION

      Our operations are conducted by the Manager. Additionally, the Manager earns fees by brokering loans to the Company. Both the Company and the Manager hold California Finance Lenders' licenses. Additionally, the Manager holds a California real estate brokers' license. Each of these licenses requires that certain reports be filed with the California Department of Corporations and the California Department of Real Estate.

      We have not qualified as a real estate investment trust under the Internal Revenue Code, and therefore we are not subject to the restrictions on activities that are imposed on real estate investment trusts.

      The Company has not registered as an "investment company" under the Investment Company Act of 1940 (the "Act"). Although the Company's activities could make it an "investment company" as that term is defined under Sections 3(a)(1)(A) and 3(a)(1)(C) of the Act, the Company is excluded from the definition of "investment company" by Section 3(c)(5)(C) of the Act. That section provides an exemption for companies that are primarily engaged in purchasing or otherwise acquiring mortgages and other liens and interests in real estate. The Company conducts its business in such a way as to conform to the various requirements of the exemption.

      We and the Manager are subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. We are also subject to the Employee Retirement Income Security Act of 1974, as well as to various federal and state securities laws regulating the issuance and sale of securities. (See, "III. The Offering of Membership Interests").

      Should the Manager or the Company fail to adhere to these regulations, we could face potential disciplinary or other civil action that could have a material adverse effect on our business. The Manager believes that these regulations are being complied with. The provision of the Company's Operating Agreement which provides for indemnification of the Manager does not provide for such indemnification in the case of the Manager's fraud, bad faith or willful misconduct. (See, "Part II, Item 5. "Indemnification of Directors and Officers").

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company's principal executive offices are located at 443 Redcliff Drive, Suite 240, Redding, California, 96002, and its telephone number is (530) 226-5850. The facility is utilized for the administrative and professional offices of the Manager. The facility consists of approximately 1,800 square feet of office space, leased for $1,157.00 per month. The lease expires on April 2, 2008. The Company believes that its existing facilities are adequate for its current use.

ITEM 3.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

      Directors and Executive Officers

      The Company is a California limited liability company. As such, it has no officers and directors. All management powers are vested in the Manager, Lakeside Financial Group, Inc., which is a California corporation. The following table sets forth certain information with respect to the executive officers and directors of the Manager:

Name                     Age               Position
--------------------------------------------------------------------------------

William F. Webster       45                President, Secretary and Director
Placido Canta            51                Chief Financial Officer
Richard Nelson           64                Vice President
James S. Koenig          51                Director
Gary Armitage            54                Director
Jeffery Guidi            48                Director

      Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors serve without cash compensation and without other fixed remuneration. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

      William F. Webster. William Webster is the President and Secretary, and a director and shareholder, of the Manager. Prior to joining Lakeside, Mr. Webster was an attorney in solo practice in Sacramento, California, where he represented privately held businesses and publicly held corporations in the areas of securities and corporate finance, mergers and acquisitions, and entity formation and reorganization. Mr. Webster has represented AREI (described below) and related entities for the past six years, serving as general corporate counsel and securities counsel, and representing AREI in all of its various real estate financing activities. Prior to becoming a solo practitioner in 1996, Mr. Webster worked as an associate at the Sacramento law firm of Weintraub Genshlea Chediak & Sproul.

      Placido H. Canta. Placido H. Canta is the chief financial officer of the Manager. As such, he is responsible for internal and administrative controls, and overseeing the accounting and finance functions of the company. Mr. Canta holds a BS Degree in Business Administration from the University of the East and is a CPA. Since working for one of the "big four" accounting firms (Deloitte & Touche), he has worked for companies in various industries such as banking, real estate and construction, advertising and health care.

      Richard A. Nelson. Richard Nelson is a Vice President of the Manager. In this capacity, Mr. Nelson assists Lakeside in its lending activity. Since 1995, Mr. Nelson has been the owner of Western Construction Lending Company, which specializes in wholesale home construction loans. In the past three years Mr. Nelson's company has loaned over $21,000,000, with average loan size of $276,000. Mr. Nelson is a licensed real estate broker, and is also an officer and broker of AREI. Prior to forming Western Construction Lending Company, Mr. Nelson served as Chief Financial Officer and broker of Speiro Corporation, d/b/a/ Sterling Mortgage Co., which specialized in conversion of mobile home parks to private ownership.

      James S. Koenig. James S. Koenig is a director and shareholder of the Manager. Mr. Koenig is also the sole shareholder and director of Asset Real Estate & Investment Company ("AREI"). AREI is in the business of owning and developing real property, and arranging for financing for real property ownership and development. In the above capacities, Mr. Koenig directs and oversees the operations of AREI, which include the raising of capital for real estate ownership and development through private offerings of debt and equity securities. Prior to his involvement with AREI, Jim served as president of AMC, a division of Discovery Mortgage Company, a mortgage banking company, and as president of Ashland Mortgage Company, another wholesale mortgage banking company. Mr. Koenig's experience prior to this has been in mortgage lending and mortgage-backed securities with companies such as Danville Financial Group, Echelon Mortgage Acceptance Company, and Commonwealth Mortgage Corporation.

      Gary Armitage. Gary Armitage is a director and shareholder of the Manager. Mr. Armitage is currently a principal of AGA Financial, which is a financial planning company and securities broker. Mr. Armitage has held this position since 1996. AGA Financial is an agent of ePlanning Securities, a registered broker-dealer. AGA Financial, as well as ePlanning's other agents, are among those brokers facilitating the sale of Units for the Company. In facilitating the sale of units, brokers such as Mr. Armitage and other salespersons acting as agents of ePlanning introduce and describe the Company and the Units to prospective investors, furnish the prospective investors with the necessary disclosure documents prepared by the Company including the Offering Circular, and assist prospective investors in completing and returning Subscription Agreements prepared by the Company. Pursuant to the Broker/Dealer Agreement currently in place between the Company and ePlanning Securities, agents for ePlanning (such as Mr. Armitage) may select from two different plans with respect to their commission for the sale of Units: (i) agents may receive a 6% commission for the sale of Units; of (ii) agents may receive a 4% commission, plus a 0.5% annual trailer based on amounts remaining invested with the Company. Under each plan, ePlanning receives and additional 0.5% payment. Prior to his involvement with AGA Financial, Mr. Armitage worked as an insurance agent for Equitable Life Insurance Company.

      Jeffery Guidi. Mr. Guidi is a director and shareholder of the Manager. Mr. Guidi is currently a principal of AGA Financial, which is a financial planning company and securities broker. Mr. Guidi has held this position since 1996. AGA Financial is an agent of ePlanning Securities, a registered broker-dealer. AGA Financial, as well as ePlanning's other agents, are among those brokers facilitating the sale of Units for the Company. In facilitating the sale of units, brokers such as Mr. Guidi and other salespersons acting as agents of ePlanning introduce and describe the Company and the Units to prospective investors, furnish the prospective investors with the necessary disclosure documents prepared by the Company including the Offering Circular, and assist prospective investors in completing and returning Subscription Agreements prepared by the Company. Pursuant to the Broker/Dealer Agreement currently in place between the Company and ePlanning Securities, agents for ePlanning (such as Mr. Guidi) may select from two different plans with respect to their commission for the sale of Units: (i) agents may receive a 6% commission for the sale of Units; of (ii) agents may receive a 4% commission, plus a 0.5% annual trailer based on amounts remaining invested with the Company. Under each plan, ePlanning receives and additional 0.5% payment. Prior to his involvement with AGA Financial, Mr. Guidi worked as a financial planner for EQ Financial Consultants, Inc. Prior to that, Mr. Guidi worked in the mortgage lending division of First Nationwide Bank.

ITEM 4.  REMUNERATION OF DIRECTORS AND OFFICERS

      (a) The Company, as a limited liability company, has no officers and directors. All management powers are vested in the Manager, which is a California corporation. The following table sets forth the aggregate annual remuneration of each of the three highest paid persons who are officers or directors of the Manager for the past fiscal year which ended on December 31, 2004.

Name of                 Capacities in which               Aggregate
Individual or Group     Remuneration was received         Remuneration
--------------------------------------------------------------------------------
William F. Webster1     Officer and Director              $212,500.00
                                                          (salary + bonus)

Placido Canta2          Officer                           $  96,250.00

      1. In addition to the above amount, Mr. Webster was also entitled to receive: (i) a bonus in the amount of 5.0% of the net income of the Manager, but received nothing because the Manager had a net loss for the year ended December 31, 2003; and (ii) shares of common stock in the Manager equal to 2% of the outstanding shares of the Manager, pursuant to which Mr. Webster was issued 4,082 shares of common stock in early 2004.

      2. In addition to the above amount, Mr. Canta was also entitled to receive a bonus in the amount of 2.0% of the net income of the Manager, but received nothing because the Manager had a net loss for the year ended December 31, 2003.

ITEM 5. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS

      (a) The Company, as a limited liability company, has no officers or directors, with all of the management powers being vested in the Manager. No persons owns 10% or more of the Company's outstanding securities.

      All of the outstanding voting securities of the Manager are held by the persons set forth below, all of whom are directors and/or officers of the Manager. Holdings as of December 31, 2004 are as follows:

Name and Address                                 Number of         Percentage of
of Owner                     Title of Class      Shares Owned      Class
--------------------------------------------------------------------------------
James S. Koenig              Common Stock        102,940            49.0%
8538 Upland Court
Redding, CA 96001

Gary Armitage                Common Stock         51,470            24.5%
4030 Old Barn Road
Healdsburg, CA

Jeffery Guidi                Common Stock         51,470            24.5%
264 Boas Drive
Santa Rosa, CA

William F. Webster           Common Stock          4,202             2.0%
1905 Juarez Lane
Redding, CA 96003

All Officers and Directors   Common Stock        210,082           100.0%
As a Group(4 persons)

      (b) No other persons holds or shares the power to vote the securities described in subsection (a). No person holds or shares power to vote 10% or more of the Company's voting securities. No person holds or shares power to vote 10% or more of the Manager's securities other than those described in subsection
(a).

      (c) Neither the Company nor the Manager currently has any non-voting securities outstanding.

      (d) Neither the Company nor the Manager currently has any options, warrants or rights outstanding.

      (e) Neither the Company nor the Manager has parents.

ITEM 6. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

      Pursuant to the terms of the Company's Operating Agreement, and the terms of the offering of Membership Interests by the Company, the Company may make or invest in loans to affiliates of the Manager, provided that:

      (a) the aggregate principal amount of all related party loans at any time shall not exceed 20% of total Company assets at any time;

      (b) the terms and conditions of any related party loan shall be consistent with the lending standards and policies of the Company a for similar loan to an unaffiliated borrower; and

      (c) the Manager shall purchase (or cause to be purchased) from the Company, without discount, any related party loan in which any material event of default has occurred and is continuing for at least thirty (30) days.

      The Company currently has three (3) investments with affiliated entities, in the amounts of $305,000.00, $177,000.00, and $500,000.00, constituting 17% of the total of Company assets as of December 31, 2004. These three investments were made in the normal course of the Company's business, were subjected to the Company's normal underwriting process, were made on the Company's standard terms for such investments, and do not appear to represent an unusual risk. All three investments are current as to principal and interest as of December 31, 2004, and as of the date of this filing.

      Of these investments, one investment ($305,000.00) is an undivided interest in a promissory note, the proceeds or which are distributed among five different limited liability companies of which James S. Koenig, Gary Armitage, and Jeffery Guidi (all of whom are shareholders and directors of the Manager), directly or indirectly, are members. The promissory note is secured by mortgages on five different assisted living facilities located in North Carolina, South Carolina and Virginia, has a term of 36 months, and pays an interest rate of 12% per annum. The second investment ($177.00.00) is a loan to an affiliated entity, Koco, LLC (in which Armitage and Guidi are each 50% general partners in a partnership that has a 50% interest in an entity that has a 75% interest in Koco, and in which Koenig is a limited partner with a 99% limited partnership interest in an entity which has a 50% interest in an entity that has a 75% interest in Koco), the proceeds of which were used for the purchase of real property, which is secured by a second deed of trust on real property owned by the borrower, which has a term of 12 months, and which pays an interest rate of 10.9%. The third investment ($500,000.00) is an undivided interest in a promissory note made by an entity of which James S. Koenig, Gary Armitage, and Jeffery Guidi (all of whom are shareholders and directors of the Manager), directly or indirectly, are members. The proceeds of that loan are being used for completion of a golf course owned by the maker of the note. The note has a term of 36 moths, and pays interest to the Company at a rate of 10%.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

      (a) Market Information. There is no established trading market for the Company's Membership Interests, and it is not anticipated that any such trading market will develop. There are no outstanding options, warrants or convertible securities.

      (b) Holders. The Company has 173 Members as of December 31, 2004.

      (c) Dividends. The Company pays cash distributions to Members on a monthly basis. Members elect whether to receive monthly cash distributions from the Company, or to allow their earnings to be reinvested into the Company.

            Promptly after the end of each calendar month, the Company distributes to Members receiving monthly distributions an amount of cash determined by their Percentage Interest. The aggregate amount available for distribution is the excess of accrued income from operations and investment of, or the sale or refinancing or other disposition of, Company assets during such calendar month over the accrued operating expenses of the Company during such month, including any adjustments for bad debt reserves or deductions as the Manager may deem appropriate, all determined in accordance with generally accepted accounting principles. Cash available for distribution is distributed only to those Members who elect to receive such distributions in an amount equal to their respective allocable shares of Company profits during such month, and the balance of Company income is credited to the capital accounts of Members who elected to reinvest earnings.

ITEM 2.  DESCRIPTION OF EXHIBITS.

      Please see Part III, Item 1, "Index to Exhibits."

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      The Company's principal accountant is Nicholson & Olson, LLP of Roseville, California. There have been no disagreements between the Company's management and the Company's accountant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company submitted one matter to its Members for approval: Amendment No. 1 to the Company's Operating Agreement, attached hereto as Exhibit 3.2. The matter was approved by the Members pursuant to a written consent in which a majority of the Members signed and delivered written approvals in accordance with Section 17104(i) of the California Corporations Code.

ITEM 5.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The Company was furnished with no late reports on Forms 3, 4 or 5 during the period covered by this report.

                                    PART F/S

[LOGO] LAKESIDE
       Financial Group, Inc.
       Redding, CA 96002
       Ph.  (530) 226--5850
       Fax (530) 226--5853


                              FINANCIAL STATEMENTS

                           Lakeside Mortgage Fund, LLC

                            December 31, 2004 & 2003

                           Lakeside Mortgage Fund, LLC
                                 Balance Sheets
                                  December 31,

                                                                   2004            2003

                                     ASSETS
         Cash and cash items (Note 5)                          $    514,164    $    481,554
         Loan interest reserve (restricted)                         235,621           6,904
         Accrued interest receivable                                 14,180           1,837
         Notes receivable - related parties (Notes 3 and 4)         982,000         175,000
         Notes receivable - non related parties, net of
              allowance for bad debts - $ 7,100 (Note 3)          4,027,389         380,000
                                                               ------------    ------------

TOTAL ASSETS                                                   $  5,773,354    $  1,045,295
                                                               ============    ============

                         LIABILITIES AND MEMBERS' EQUITY

         Accounts payable & other current liabilities          $     15,522    $        599
         Due to related party - Manager                                  --          25,000
         Uninvested subscriptions                                   234,741         171,354
         Deferred interest on notes receivable                      235,621           6,904
                                                               ------------    ------------

Total liabilities                                                   485,884         203,857
                                                               ------------    ------------

Members' equity (Note 4)
         Members' contributions, net                              5,267,710         836,080
         Retained earnings                                           19,760           5,358
                                                               ------------    ------------

         Total Members' equity                                    5,287,470         841,438
                                                               ------------    ------------

TOTAL LIABILITIES AND MEMBERS' EQUITY                          $  5,773,354    $  1,045,295
                                                               ============    ============

See accompanying notes

                           Lakeside Mortgage Fund, LLC
                            Statements of Operations
                       For the Periods Ended December 31,


                                                   2004              2003
                                              (Jan 1- Dec 31) (Sept 26 - Dec 31)

Revenues
       Interest Income                         $    270,925      $     10,273
                                               ------------      ------------

       Total revenues                               270,925            10,273
                                               ------------      ------------

Expenses
       Professional fees - accounting & taxes        18,171                --
       Advertising                                      750                --
       Provision for loan losses                      7,100                --
       Bank charges                                     494                 9
       Management fees (Note 4)                      22,139                --
       Legal fees                                       700                --
       Trailer commissions                            5,598                --
                                               ------------      ------------

       Total expenses                                54,952                 9
                                               ------------      ------------

Net income                                     $    215,973      $     10,264
                                               ============      ============


See accompanying notes

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)

                          STATEMENTS OF MEMBERS' EQUITY

                For the Periods Ended December 31, 2004 and 2003


                                                          Members'        Retained
                                                       Contributions       Earnings           TOTAL

Members' equity, September 26, 2003 (inception date)    $         --     $         --     $         --

        Contributions                                        941,035                           941,035
        Costs incurred in raising capital                   (107,936)                         (107,936)
        Reinvestment of members' share of net income           2,981                             2,981
        Net income                                                             10,264           10,264
        Cash distribution                                                      (4,906)          (4,906)
                                                        ----------------------------------------------

Members' equity, December 31, 2003                           836,080            5,358          841,438

        Contributions                                      4,521,367                         4,521,367
        Costs incurred in raising capital                   (234,093)                         (234,093)
        Reinvestment of members' share of net income         144,356                           144,356
        Net income                                                            215,973          215,973
        Cash distribution                                                    (201,571)        (201,571)
                                                        ----------------------------------------------

Members' equity, December 31, 2004                      $  5,267,710     $     19,760     $  5,287,470
                                                        ==============================================


see accompanying notes

                           Lakeside Mortgage Fund, LLC
                            Statements of Cash Flows
                       For the Periods Ended December 31,

                                                              2004               2003
                                                        (Jan 1 - Dec 31)   (Sept 26 - Dec 31)
                                                          ------------       ------------

Cash Flows from Operating Activities:
       Net income from operations                         $    215,973       $     10,264
       Provision for bad debts                                   7,100                 --
       Loan interest reserve & other assets                   (241,060)            (8,741)
       Accounts payable and other liabilities                   14,923                599
       Due to related party - manager                               --             25,000
       Deferred interest on notes receivable                   228,718              6,904
                                                          ------------       ------------

       Sub total                                               225,653             34,026
                                                          ------------       ------------

Cash Flows from Investing Activities:

       Investment in related party notes receivable           (807,000)          (175,000)
       Notes receivable secured by real estate              (3,654,489)          (380,000)
                                                          ------------       ------------

       Sub total                                            (4,461,489)          (555,000)
                                                          ------------       ------------

Cash Flows from Financing Activities:

       Investors' subscriptions                                 63,386            171,354
       Members' contributions & re investments               4,665,723            944,016
       Costs incurred in raising capital & commissions        (259,093)          (107,936)
       Cash distributions to members                          (201,571)            (4,906)
                                                          ------------       ------------

       Sub total                                             4,268,445          1,002,528
                                                          ------------       ------------

Net Change in Cash during the Period                            32,609            481,554

Cash in Bank, Beginning of Period                              481,554                 --
                                                          ------------       ------------

Cash in Bank, End of Period                               $    514,163       $    481,554
                                                          ============       ============


See accompanying notes

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          Notes to Financial Statements
                                December 31, 2004


Note 1 - Organization and Description of Business

Lakeside Mortgage Fund, LLC (the "Fund"), a California limited liability company was formed on December 4, 2002 under the California Beverly-Killea Limited Liability Company Act (the "Act") to conduct any lawful business for which a limited liability company may be organized under the Act, including investment of the Fund's cash and making or investing in notes, mortgages and loans to members of the general public secured by deeds of trust on real estate properties located primarily in the State of California.

The Fund will continue to operate indefinitely until dissolved and terminated by vote of Members holding a majority of the outstanding membership interests, with the concurrence of the Fund Manager.

The Fund began operations on September 26, 2003. Fiscal year 2003 was the first year during which the Fund is considered an operating company. Prior to September 26, 2003, the Company had been in the development stage. The fiscal year of the Fund ends on December 31.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          Notes to Financial Statements
                                December 31, 2004


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

Fund Members are allowed to withdraw from the Fund and receive a return of the amount in their capital accounts only after 12 months from the date of admission into the fund ("Holding Period"). Members must give a 60-day written notice prior to withdrawing and payments to any withdrawing member are limited to $ 25,000 per quarter. After the Holding Period, Members may withdraw and receive a return of their capital accounts subject to the availability of cash in the Fund, and subject to the following penalties for early withdrawal pursuant to the terms of the Operating Agreement: (i) 3% of withdrawal amount within the first year following the holding period; (ii) 2% of withdrawal amount within the second year following the holding period; and (iii) 1% of withdrawal amount within the third year following the holding period. Aggregate withdrawals among all Members may not exceed 10% of the Fund's total capital for any calendar year. The Fund does not maintain a reserve for withdrawing members. The Fund's capacity to return a withdrawing member's capital account is limited by the availability of cash on hand after payment of expenses and provision for maintaining adequate reserves, in the discretion of the Manager.

The Manager is entitled to receive certain fees, compensation and expense reimbursements from the Fund. The Manager is entitled to receive from the Fund an Asset Management Fee, payable monthly, in a maximum amount of 2.75% of the gross assets under management per year (0.229% per month). The Manager is also entitled to receive a Note Servicing Fee, payable monthly, in a maximum amount of 0.25% of the total unpaid principal balances of loans serviced (0.02% per month). The Manager may waive these fees in order to improve the return to investor Members. The Manager is also entitled to receive reimbursement from the Fund for organizational, syndication and other operating expenses incurred on behalf of the Fund, including out-of-pocket general and administrative expenses of the Fund related to the offering of membership interests, accounting and audit fees, legal fees and expenses, postage and other expenses related to the preparation of reports to Members.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          Notes to Financial Statements
                                December 31, 2004


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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          Notes to Financial Statements
                                December 31, 2004


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

      As of December 31, 2004, no loan was in default or on delinquent status.

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

      As of December 31, 2004, the balance of the reserve for loan losses amounted to $7,100.00.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          Notes to Financial Statements
                                December 31, 2004


(h)   Interest Reserve Account

      The Fund often requires borrowers to set up interest reserve accounts from which monthly payments of interest are made. The interest reserve is deposited into a separate bank account in the name of the Fund, designated specifically as interest reserve on loan/s issued by the Fund. At the end of the month, the Fund draws the calculated monthly interest on outstanding loans from the interest reserve account and transfers such amount into the general operating account of the Fund as part of the distributable fund available for monthly disbursement to the members. The equivalent unearned amount is recorded as a Deferred Interest Reserve Account in the liabilities section of the balance sheet. As of December 31, 2004, the interest reserve and deferred interest reserve accounts carried a balance amounting to $235,621.00.

(i) Contra-Equity Accounts: Offering Costs and Commissions Incurred in Connection with Raising of Capital

      Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees and broker's commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees range between 3.5% - 4.5%, depending on the commission plan selected by individual brokers. The brokers are also entitled to receive "trailer commissions" equivalent to 1/2 of 1% of the average daily invested capital at the anniversary of the invested funds. The initial marketing/broker's fees are capitalized in accordance with GAAP, pursuant to the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Subsequent payments of trailer commissions however will be treated as period costs and will be charged to current earnings of the Fund. As such, the initial marketing/broker's fees are included in the Balance Sheet under the caption heading "Members' contributions, net" while the trailer commissions will be shown in the Statement of Operations, when incurred. The Fund has capitalized $234,092 and $107,936 of syndication costs and brokers' fees during the years 2004 and 2003, respectively.,

(j)   Organization Costs

      All costs including registration and legal fees incurred in connection with the setting up and incorporating of the Fund have been expensed and have been borne by the Manager.

(k)   Subscription Account

      Upon receipt of the funds from prospective investors subscribing to purchase membership interests, those funds are deposited into a Subscription Account. The

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          Notes to Financial Statements
                                December 31, 2004


      funds are held, in the Manager's discretion up to a maximum of 60 days, until needed by the Fund for a loan or other purpose. The funds are then contributed to the capital of the Fund in exchange for a Membership Interest. The Manager may hold funds in the Subscription Account for longer than 60 days only upon the written consent of the subscriber.

      As of December 31, 2004, the uninvested funds in the Subscription Account amounted to $234,741.00 (December 2003: $171,354.00).

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          Notes to Financial Statements
                                December 31, 2004


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

Note 3 - Loans Secured by Trust Deeds

At December 31, 2004 and 2003, the Fund held the following types of mortgages:

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          Notes to Financial Statements
                                December 31, 2004


                                                 2004             2003

      Commercial                             $  2,564,185     $    175,000
      Construction                           $    668,304
      Unimproved Land                        $  1,784,000     $    380,000
      Residential                            $          0     $          0
                                             -----------------------------

      Total                                  $  5,016,489     $    555,000
                                             -----------------------------

      First Mortgages                        $  2,425,489     $    380,000
      Second Mortgages                       $  2,591,000     $    175,000
      Third Mortgages                        $          0     $          0
                                             -----------------------------

      Total                                  $  5,016,489     $    555,000
                                             -----------------------------

      Scheduled maturities of loans secured by trust deeds as of December 31, 2004 and the interest sensitivity of such loans is as follows:

                                   Fixed               Variable
                                   Interest            Interest
                                   Rate                Rate             Total
                                   --------------------------------------------
      Year Ending December 31:
      2004                         $          0               0    $          0
      2005                         $  4,211,489               0    $  4,211,489
      2006                         $    805,000               0    $    805,000
      2007                                    0               0               0
      2008                                    0               0               0
                                   --------------------------------------------

      Total                        $  5,016,489               0    $  5,016,489
                                   --------------------------------------------

The Fund has no variable interest rate loans at December 31, 2004.

At December 31, 2004, 94% of the Fund's Loans Receivable was collateralized by properties located in California.

As of December 31, 2004, the Fund's loan portfolio consisted of nine (9) real estate loans to unrelated parties totaling $ 4,034,489 and three (3) loans receivable from related parties amounting to $ 982,000. These debt securities are all secured by deeds of trust.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          Notes to Financial Statements
                                December 31, 2004


1. Loan 103103 amounting to $444,000, due in monthly installments of $4,033 interest only at 10.90% maturing on November 1, 2005. This loan is secured by a first trust deed on the underlying property.

2. Loan 021804 amounting to $220,485, due in monthly installments of $2,003 interest only at 10.90% maturing on February 18, 2005. This loan is secured by a first trust deed on the underlying property. The note was partially paid off in 2005 ($152,000) and the balance amounting to $68,485 was subsequently extended to mature on May 18, 2005.

3. Loan 030204 amounting to $363,000, due in monthly installments of $3,297 interest only at 10.90% maturing on March 2, 2005. This loan is secured by a second trust deed on the underlying property. This note was subsequently paid off on January 5, 2005. An additional loan amounting to $487,200 was extended to the same borrower on April 14, 2004, under the same terms and maturity date. The additional loan, due in monthly installments of $4,425, however is secured by a first trust deed on a separate property.

4. Loan 052104 amounting to $150,000, due in monthly installments of $1,363 interest only at 10.90% maturing on May 21, 2005. This loan is secured by a second trust deed on the underlying property.

5. Loan 061504 amounting to $155,500, due in monthly installments of $1,425 interest only at 11.00% maturing on June 15, 2005. This loan is secured by a first trust deed on the underlying property.

6. Loan 070104 amounting to $206,000, due in monthly installments of $1,871 interest only at 10.90% maturing on June 22, 2005. This loan is secured by a second trust deed on the underlying property.

7. Loan 091404 amounting to $890,000, due in monthly installments of $8,900 interest only at 12.00% maturing on September 14, 2005. This loan is secured by a second trust deed on the underlying property.

8. Loan 101904 amounting to $450,000, due in monthly installments of $4,088 interest only at 10.90% maturing on October 12, 2005. This loan is secured by a first trust deed on the underlying property.

9. Loan 121704 amounting to $668,304, due in monthly installments of $6,070 interest only at 10.90% maturing on December 6, 2005. This loan is secured by a first trust deed on the underlying property.

10. Loan 061104 from a related party amounting to $177,000, due in monthly installments of $1,608 interest only at 10.90% maturing on June 11, 2005. This loan is secured by a second trust deed on the underlying property.

11. Investment in 2003 Combined Note Participation amounting to $305,000 and maturing at various dates from September 2006 through December 2006. Interest is payable monthly at 12% per annum.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          Notes to Financial Statements
                                December 31, 2004


12. Investment in participation notes issued by Mountain House Golf Course, LLC amounting to $500,000 and maturing in December 2006. Interest is payable monthly at an effective rate of approximately 11.00% per annum.

Note 4 - Related Party Transactions

Loans Secured by Trust Deeds

The Fund may invest up to 20% of its total assets in loans to affiliated entities. On December 31, 2004, the Fund had an interest in two (2) participating notes issued by affiliated entities. One note is a participation interest in five separate promissory notes. The loan is carried at cost. This loan anticipates earning a 12% interest rate and will be repaid between various dates ranging from September 21, 2006 to December 21, 2006., at which time the amount of the loan will be returned to the Fund. The life of the loan may be extended up to two years pursuant to an extension option in the notes. The loan does have an option for early withdrawal. The second participation note matures in December 2006 and bears an effective interest of approximately 11% per annum. Additionally, the Fund has a loan receivable from another related party amounting to $177,000 secured by a second trust deed on the underlying property. This loan accrues monthly interest of $1,608 (10.90% per year) and the principal amount is due in full on June 11, 2005. For the year ended December 31, 2004, the Fund recognized $46,941 of interest income on notes and loan receivable from related parties.

As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of December 31, 2004, the Fund is in compliance with this restriction.

Contra Equity Costs

The Fund incurred $36,778 during the year ended December 31, 2004 as additional costs in connection with the offering of units of membership interest in the Fund. The expenditures consisted primarily of the initial accounting and filing costs relating to the registration and as such being treated as syndication costs as contemplated in the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Accordingly, these costs are treated as reduction of Paid In Capital.

The Fund also paid commissions to securities brokers in connection with the sale of membership interests by the Fund. The commission rates ranged between 3.50% and 4.50% of the gross sales proceeds from the sale of units of the Fund. The total amount of brokers commissions paid during the year ended December 31, 2004 was $197,315 (2003: $32,936). These costs are recorded as "Costs incurred in raising capital" and included in the Balance Sheet under the heading "Members' contributions, net".

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          Notes to Financial Statements
                                December 31, 2004


The Manager received $22,139 during the year ended December 31, 2004 (2003: $0) representing management and servicing fees it was entitled to receive from the Fund .

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

Broker's Commissions on Invested Funds

The Fund has retained the services of securities broker/dealers to sell units of membership interest in the Fund. One such broker/dealer is ePlanning Securities, Inc., which is affiliated with the Manager. Certain shareholders of the Manager (who are not members of the Fund) are also shareholders and/or directors of ePlanning. ePlanning sold membership units of the Fund to its client-investors during the year ended December 31, 2004 amounting to $4,521,367, of which it realized a commission totaling $197,315. (2003: Contributions - $941,035 and Commissions - $32,936). The brokers do not earn a commission until funds are transferred from the Subscription Account to the "Invested Funds" account, at which time the funds become contributed capital of the Fund.

Note 5 - Concentrations

Cash and Cash Items

Cash and cash items are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. At December 31, 2004, the Fund had approximately $400,647 of cash that exceeded this limit and thus was not covered by federal depository insurance. These deposits may be redeemed upon demand and therefore bear minimal risk. The Fund has not experienced any losses in such accounts

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          Notes to Financial Statements
                                December 31, 2004


Note 6 - Regulatory Requirements

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

As of December 31, 2004, the Fund was in compliance with all applicable federal and state securities laws.

                                    PART III

ITEM 1. INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------

2.1.*             Articles of Organization

3.1.*             Operating Agreement of Lakeside Mortgage Fund, LLC

3.2.              Amendment No. 1 to Operating Agreement

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

ITEM 2. DESCRIPTION OF EXHIBITS.

      Please see Part III, Item 1, "Index to Exhibits."

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

                                        LAKESIDE MORTGAGE FUND, LLC,
                                        A California Limited Liability Company

                                        By: Lakeside Financial Group, Inc.,
                                            Manager

Date:  March 30, 2005                       By: /S/ William F. Webster
                                                -----------------------------
                                                William F. Webster, President