Form 10QSB
period 2005-03-31
LAKESIDE MORTGAGE FUND LLC
filed 2005-05-16
CIK 1299919

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Transitional Small Business Disclosure Format (Check One):   Yes [X]  No [ ]

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1   Financial Statements                                             3

    Item 2   Management's Discussion and Analysis or Plan of Operation       17

    Item 3   Controls and Procedures                                         17


Part II - Other Information

    Item 1   Legal Proceedings                                               22

    Item 2   Changes in Securities                                           22

    Item 3   Defaults Upon Senior Securities                                 22

    Item 4   Submission of Matters to a Vote of Security Holders             23

    Item 5   Other Information                                               23

    Item 6   Exhibits                                                        23

    Signatures 24

ITEM 1.           FINANCIAL STATEMENTS AND NOTES

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                           BALANCE SHEETS (UNAUDITED)
                              MARCH 31, 2005 & 2004

                                                                           2005         2004
                                                                        ----------   ----------
                                    ASSETS

   Cash and cash items                                                  $  416,679   $  427,295

   Loan interest reserve (restricted)                                      316,947       20,620

   Accrued interest receivable                                               8,844        4,397

   Participating note receivable from related party (Note 3, 4 and 5)      305,000      305,000

   Loans secured by trust deeds - related parties                          677,000            0

   Loans secured by trust deeds - others, net of allowance for bad
     debts amounting to $ 15,700 (Notes 3 and 5)                         5,248,724    1,211,715
                                                                        ----------   ----------

TOTAL ASSETS                                                            $6,973,194   $1,969,027
                                                                        ----------   ----------

                       LIABILITIES AND MEMBERS' EQUITY


   Accounts payable and accrued liabilities                             $   21,293   $        0

   Uninvested subscriptions                                                288,208      380,668

   Deferred interest on loans secured by trust deeds                       316,947       20,620
                                                                        ----------   ----------

    TOTAL LIABILITIES                                                      626,448      401,288
                                                                        ----------   ----------

   Members' contributions, net                                           6,318,817    1,559,705

   Retained earnings                                                        27,931        8,034
                                                                        ----------   ----------

   TOTAL MEMBERS' EQUITY (NOTE 4)                                        6,346,748    1,567,739
                                                                        ----------   ----------

TOTAL LIABILITIES AND MEMBERS' EQUITY                                   $6,973,196   $1,969,027
                                                                        ----------   ----------

See accompanying notes

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                  FOR THE QUARTERS ENDED MARCH 31, 2005 & 2004



                                                            2005         2004
                                                          --------     --------
REVENUES

     Interest  income                                     $155,635     $ 26,980
                                                          --------     --------

     Total revenues                                        155,635       26,980
                                                          --------     --------

EXPENSES

     Professional fees - legal and accounting                7,610            0

     Management fees (Note 4)                                8,996        2,074

     Advertising & Printing                                  2,549            0

     Provision for loan losses                               8,600            0

     Trailer commissions                                     3,000            0

     Taxes, fees & licenses                                  5,098
     Total expenses                                         35,853        2,074
                                                          --------     --------

NET INCOME                                                $119,782     $ 24,906
                                                          ========     ========


See accompanying notes

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                    STATEMENTS OF MEMBERS' EQUITY (UNAUDITED)
                  FOR THE QUARTERS ENDED MARCH 31, 2005 & 2004


                                                           MEMBERS'       RETAINED
                                                        CONTRIBUTIONS     EARNINGS        TOTAL
                                                         -----------    -----------    -----------
BALANCE, JANUARY 1, 2004                                 $   836,080    $     5,358    $   841,438

          Contributions                                      762,819                       762,819

          Costs incurred in raising capital                  (51,699)                      (51,699)

          Reinvestment of members' share of net income        12,505                        12,505

          Net income                                                         24,906         24,906

          Cash distribution                                                 (22,230)       (22,230)
                                                         -----------    -----------    -----------

BALANCE, MARCH 31, 2004                                  $ 1,559,705    $     8,034    $ 1,567,739
                                                         ===========    ===========    ===========



BALANCE, JANUARY 1, 2005                                 $ 5,267,710    $    19,760    $ 5,287,470

          Contributions                                    1,013,147                     1,013,147

          Costs incurred in raising capital                  (42,863)                      (42,863)

          Reinvestment of members' share of net income        80,822                        80,822

          Net income                                                        119,782        119,782

          Cash distribution                                                (111,611)      (111,611)
                                                         -----------    -----------    -----------

 BALANCE, MARCH 31, 2005                                 $ 6,318,816    $    27,931    $ 6,346,747
                                                         ===========    ===========    ===========


see accompanying notes

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE QUARTERS ENDED MARCH 31, 2005 & 2004

                                                                            2005             2004
                                                                        -----------      -----------
CASH FLOWS  FROM OPERATING ACTIVITIES:
     Net income from operations                                         $   119,782      $    24,906
     Adjustments to reconcile net income to net cash provided
       by operations:
        Provision for bad debts                                               8,600                0
        Accrued interest receivable                                           5,336           (2,560)
        Loan interest reserve (restricted)                                  (81,326)         (13,716)
        Accounts payable and accrued liabilities                              5,770             (599)
        Deferred interest on loans secured by trust deeds                    81,326           13,717
                                                                        -----------      -----------
        Net cash provided by operating activities                           139,488           21,748
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Investment in participating note receivable from related party              --         (130,000)
     Investment in short term commercial papers                                  --          100,000
     Investment in loans secured by trust deeds - others                 (1,229,935)        (831,715)
                                                                        -----------      -----------
        Net cash used in investing activities                            (1,229,935)        (861,715)
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Uninvested subscriptions                                                53,467          209,313
     Members' contributions, net                                          1,051,106          698,626
     Distributions to members                                              (111,611)         (22,231)
                                                                        -----------      -----------
        Net cash provided by financing activities                           992,962          885,708
                                                                        -----------      -----------

NET CHANGE IN CASH AND CASH ITEMS                                           (97,484)          45,741

CASH AND CASH ITEMS, BEGINNING OF PERIOD                                    514,164          381,554
                                                                        -----------      -----------

CASH AND CASH ITEMS, END OF PERIOD                                      $   416,679      $   427,295
                                                                        ===========      ===========


See accompanying notes

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

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

The Fund's operation plan is to continue to seek investors and use those proceeds to fund suitable loans consistent with the Fund's lending criteria. Management believes qualified investors will continue to invest in the Fund so that the Fund will continue to raise capital from such investors, and invest such capital in commercial mortgage loans.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005


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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005


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

As of March 31, 2005, no loan was in default or on delinquent status.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005


As of March 31, 2005 and 2004, the balance of the reserve for loan losses amounted to $15,700.00 and $ 0.00, respectively.

(h)      INTEREST RESERVE ACCOUNT

The Fund often requires borrowers to set up interest reserve accounts from which monthly payments of interest are made. The interest reserve is deposited into a separate bank account in the name of the Fund, designated specifically as interest reserve on loans issued by the Fund. At the end of the month, the Fund draws the calculated monthly interest on outstanding loans from the interest reserve account and transfers such amount into the general operating account of the Fund as part of the distributable fund available for monthly disbursement to the members. The equivalent unearned amount is recorded as a Deferred Interest Reserve Account in the liabilities section of the balance sheet. As of March 31, 2005 and 2004, the interest reserve and deferred interest reserve accounts carried balance amounting to $ 316,947.00 and $ 20,620.00, respectively.

(i)  CONTRA-EQUITY   ACCOUNTS:   OFFERING  COSTS  AND  COMMISSIONS  INCURRED  IN
CONNECTION WITH RAISING OF CAPITAL

Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees and broker's commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees range between 3.5% - 6.5%, depending on the commission plan selected by individual brokers. The brokers are also entitled to receive "trailer commissions" equivalent to 1/2 of 1% of the average daily invested capital at the anniversary of the invested funds. The initial marketing/broker's fees are capitalized in accordance with GAAP, pursuant to the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Subsequent payments of trailer commissions however will be treated as period costs and will be charged to current earnings of the Fund. As such, the initial marketing/broker's fees are included in the Balance Sheet under the caption heading "Members' contributions, net" while the trailer commissions will be shown in the Statement of Operations, when incurred. The Fund has capitalized $ 42,863 and $ 76,699 of syndication costs and brokers' fees during the first quarter of 2005 and 2004, respectively.

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

         As of March 31, 2005 and 2004, the uninvested funds in the Subscription Account amounted to $288,208.00 and $380,668.00, respectively.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005


(l)      NEW ACCOUNTING PRONOUNCEMENTS

SFAS 149

In April 2003, the FASB issued Statement No. 149, "amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The standard is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on our financial position or results of operations.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005


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

NOTE 3 -          LOANS SECURED BY TRUST DEEDS

At March 31, 2005 and 2004, the Fund held the following types of mortgages:

                                                   2005           2004
                                                ----------     ----------
         Commercial                             $1,561,985     $1,136,715
         Construction                           $  850,439
         Unimproved Land                        $3,834,000     $  380,000
         Residential                            $        0     $        0
                                                -------------------------
         Total                                  $6,246,424     $1,516,715
                                                -------------------------

         First Mortgages                        $3,348,424     $  848,715
         Second Mortgages                       $2,898,000     $  668,000
         Third Mortgages                        $        0     $        0
                                                -------------------------
         Total                                  $6,246,424     $1,516,715
                                                -------------------------


     Scheduled maturities of loans secured by trust deeds as of March 31, 2005 and the interest sensitivity of such loans is as follows:


                                        Fixed         Variable
                                        Interest      Interest
                                        Rate          Rate         Total
                                        ----------------------------------
          Year Ending December 31:
          2005                          $3,908,424       0      $3,908,424
          2006                          $1,868,000       0      $1,868,000
          2007                          $  470,000       0      $  470,000
          2008                                   0       0               0
          2009                                   0       0               0
                                        ----------------------------------
         Total                          $6,246,424       0      $6,246,424
                                        ----------------------------------

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005


The Fund has no variable interest rate loans at March 31, 2005.

At March 31, 2005, 95% of the Fund's Loans Receivable was collateralized by properties located in California.

As of March 31, 2005, the Fund's loan portfolio consisted of thirteen (13) real estate loans to unrelated parties totaling $ 5,264,424 and three (3) loans receivable from related parties amounting to $ 982,000. One loan, which was outstanding during the quarter ended March 31, 2005, was repaid before the end of the quarter. These debt securities are all secured by deeds of trust.

1. Loan 200301 amounting to $ 444,000, due in monthly installments of $ 4,033 interest only at 10.90% maturing on November 1, 2005. This loan is secured by a first trust deed on the underlying property.

2. Loan 200402 amounting to $ 220,485, due in monthly installments of $ 2,003 interest only at 10.90% maturing on February 18, 2005. This loan is secured by a first trust deed on the underlying property. The note was partially paid off in 2005 ($ 152,000) and the balance amounting to $ 68,485 was subsequently extended to mature on May 18, 2005.

3. Loan 200403 amounting to $ 363,000, due in monthly installments of $ 3,297 interest only at 10.90% maturing on March 2, 2005. This loan is secured by a second trust deed on the underlying property. This note was subsequently paid off on January 5, 2005. An additional loan amounting to $487,200 was extended to the same borrower on April 14, 2004, under the same terms and maturity date. The additional loan, due in monthly installments of $4,425, however is secured by a first trust deed on a separate property. The additional loan was paid off on March 3, 2005.

4. Loan 200406 amounting to $ 150,000, due in monthly installments of $ 1,363 interest only at 10.90% maturing on May 21, 2005. This loan is secured by a second trust deed on the underlying property.

5. Loan 200407 amounting to $ 155,500, due in monthly installments of $ 1,425 interest only at 11.00% maturing on June 15, 2005. This loan is secured by a first trust deed on the underlying property.

6. Loan 200408 amounting to $ 206,000, due in monthly installments of $ 1,871 interest only at 10.90% maturing on June 22, 2005. This loan is secured by a second trust deed on the underlying property.

7. Loan 200410 amounting to $ 890,000, due in monthly installments of $ 8,900 interest only at 12.00% maturing on September 14, 2005. This loan is secured by a second trust deed on the underlying property.

8. Loan 200409 amounting to $ 450,000, due in monthly installments of $ 4,088 interest only at 10.90% maturing on October 12, 2005. This loan is secured by a first trust deed on the underlying property.

9. Loan 200411 amounting to $ 697,439, due in monthly installments of $ 6,335 interest only at 10.90% maturing on December 6, 2005. This loan is secured by a first trust deed on the underlying property.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005


10. Loan 200501 amounting to $ 160,000, due in monthly installments of $ 1,453 interest only at 10.90% maturing on January 11, 2006. This loan is secured by a first trust deed on the underlying property.

11. Loan 200502 amounting to $ 470,000, due in monthly installments of $ 4,269 interest only at 10.90% maturing on January 18, 2007. This loan is secured by a first trust deed on the underlying property.

12. Loan 200503 amounting to $ 670,000, due in monthly installments of $ 6,086 interest only at 10.90% maturing on August 1, 2005. This loan is secured by a second trust deed on the underlying property.

13. Loan 200504 amounting to $ 750,000 due in monthly installments of $ 7,500 interest only at 12.00% maturing on March 8, 2006. This loan is secured by a first trust deed on the underlying property.

14. Loan 200505 amounting to $ 153,000 due in monthly installments of $ 1,390 interest only at 10.90% maturing on March 11, 2006. This loan is secured by a first trust deed on the underlying property.

15. Loan 200405 to a related party amounting to $ 177,000, due in monthly installments of $ 1,608 interest only at 10.90% maturing on June 11, 2005. This loan is secured by a second trust deed on the underlying property.

16. Investment in 2003 Combined Note Participation amounting to $305,000 and maturing at various dates from September 2006 through December 2006. Interest is payable monthly at 12% per annum.

17. Investment in participation notes issued by Mountain House Golf Course, LLC amounting to $ 500,000 and maturing in December 2006. Interest is payable monthly at an effective rate of approximately 11.00% per annum.

NOTE 4 - RELATED PARTY TRANSACTIONS

LOANS SECURED BY TRUST DEEDS

The Fund may invest up to 20% of its total assets in loans to affiliated entities. On March 31, 2005, the Fund had an interest in two (2) participating notes issued by affiliated entities. One note is a participation interest in five separate promissory notes. The loan is carried at cost. This loan earns a 12% interest rate and will be repaid between various dates ranging from September 21, 2006 to December 21, 2006, at which time the amount of the loan will be returned to the Fund. The life of the loan may be extended up to two years pursuant to an extension option in the notes. The loan does have an option for early withdrawal. The second participation note matures in December 2006 and bears an effective interest of approximately 11% per annum. Additionally, the Fund has a loan receivable from another related party amounting to $ 177,000 secured by a second trust deed on the underlying property. This loan accrues monthly interest of $ 1,608 (10.90% per year) and the principal amount is due in full on June 11, 2005. For the 3-month period ended March 31, 2005 and 2004, the Fund recognized interest income on notes and loan receivable to related parties amounting to $ 27,444 and $ 6,408, respectively.

As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of March 31, 2005, the Fund is in compliance with this restriction.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005


CONTRA EQUITY COSTS

The Fund incurred $ 0.00 and $ 50,000 during the 3-month periods ended March 31, 2005 and 2004, respectively, as additional costs in connection with the offering of units of membership interest in the Fund. The expenditures consisted primarily of the initial accounting and filing costs relating to the registration and as such being treated as syndication costs as contemplated in the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Accordingly, these costs are treated as reduction of Paid In Capital.

The Fund also paid commissions to securities brokers in connection with the sale of membership interests by the Fund. The commission rates ranged between 3.50% and 6.50% of the gross sales proceeds from the sale of units of the Fund. The total amount of brokers commissions paid during the 3-month period ended March 31, 2005 and 2004 was $ 42,863 and $ 26,699, respectively. These costs are recorded as "Costs incurred in raising capital" and included in the Balance Sheet under the heading "Members' contributions, net".

The Manager received $ 8,996 and $ 2,075 during the 3-month period ended March 31, 2005 and 2004, respectively, representing management and servicing fees it was entitled to receive from the Fund .

BORROWER'S COSTS

The Manager acts as loan broker in the initial placement of the Fund loans and performs a loan servicing function as well. The Manager is compensated by the Fund for such loan servicing activities and is compensated by the borrower for the initial placement of the loans. The Fund does not incur "Incremental Direct Costs" as defined in FASB's SFAS # 91. These are costs to originate loans that result directly from and are essential to the lending transaction and would not have been incurred by the Fund had the lending transaction not incurred. The Manager of the Fund incurs these types of costs; consequently the Manager is entitled to receive certain fees for its services such as loan brokerage commissions, loan processing and documentation fees, loan servicing and asset management fees and reimbursement of other expenses of the Manager. None of these fees are paid by the borrower to the Fund directly and therefore are not included in the income and expenses of the Fund.

BROKERS' COMMISSIONS ON INVESTED FUNDS

The Fund has retained the services of securities broker/dealers to sell units of membership interest in the Fund. One such broker/dealer is ePlanning Securities, Inc., which is affiliated with the Manager. Certain shareholders of the Manager (who are not members of the Fund) are also shareholders and/or directors of ePlanning. ePlanning sold membership units of the Fund to its client-investors during the 3-month periods ended March 31, 2005 and 2004, amounting to $1,093,969 and $775,325, respectively, for which it realized commissions totaling $42,863 and $26,699, respectively. The brokers do not earn a commission until funds are transferred from the Subscription Account to the "Invested Funds" account, at which time the funds become contributed capital of the Fund.

NOTE 5 - CONCENTRATIONS

CASH AND CASH ITEMS

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005


Cash and cash items are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. At March 31, 2005, the Fund had approximately $ 188,208 of cash that exceeded this limit and thus was not covered by federal depository insurance. These deposits may be redeemed upon demand and therefore bear minimal risk. The Fund has not experienced any losses in such accounts

NOTE 6 - REGULATORY REQUIREMENTS

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

On the state level, the Fund is offering the units of Membership Interest pursuant to a permit issued by the California Department of Corporations. The permit requires annual renewal. The original permit was issued on February 24, 2003. The permit was renewed on March 2, 2005.

As of March 31, 2005, the Fund was in compliance with all applicable federal and state securities laws.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  (a)      PLAN OF OPERATION.

                  As of March 31, 2005, we have sold a total of 64,755.49 Units, at $100.00 per Unit, for a total of $6,475,549.00. As of March 31, 2005, Company members electing to reinvest their monthly income distributions have reinvested $228,159.00 back into the Company. After deducting for broker commissions and offering expenses ($384,892.00), the net proceeds to the Company from these sales have been $6,318,816. As of March 31, 2005, the Company has $6,246,424.00 invested in commercial mortgage loans, with the remainder in the form of cash, other temporary investments such as short term commercial paper and other assets. As of March 31, 2005, the Company has 195 Members.

                  Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Company are being treated as a reduction of paid in capital. Initial marketing fees and broker's commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees range between 3.5% - 6.5%, depending on the commission plan selected by individual brokers. Under certain commission plans the brokers are also entitled to receive "trailer commissions" equivalent to 0.5% of the average daily invested capital at the anniversary of the invested funds. The Company has capitalized $384,892 of syndication costs since inception.

                  During the next twelve months, the Company will continue to be managed by Lakeside Financial Group, Inc. (the "Manager"), which will continue to underwrite and select loans for the Company to invest in, as well as short term investments for cash between loans. The Company will continue to raise capital with its intrastate offering under a permit from the California Department of Corporations. It is anticipated that, at some point in the future, we will offer the Units of Membership Interest in additional states through a registered public offering, but this is not anticipated to occur within the next twelve months. The Manager will continue to manage the Company as described in the Company's Operating Agreement. The Company will continue to pay the Manager, on a monthly basis, a management fee (annualized at 2.75% of gross assets under management) and loan servicing fee (annualized at 0.25% of loan principal amounts) to the extent these fees are not waived by the Manager. During the quarter ended March 31, 2005, the Manager accepted $8,996.00 of these fees, and waived a total of $39,715.00 of these fees.

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

                  The Company maintains its banking relationship with Bank of America and Morgan Stanley Dean Witter. The following are the cash in bank accounts established for the Company:

                  SUBSCRIPTION ACCOUNT - BANK OF AMERICA. Upon receipt of initial subscriptions from potential investors, the funds are deposited directly into the BofA Subscription Account. This is a non-interest bearing account. The funds are held for a maximum period of sixty (60) days, until needed by the Company for loans or other purposes. The funds are then contributed to the capital of the Company in exchange for a membership interest. The Manager may hold funds in this account for longer than 60 days upon written consent of the subscriber. The Manager maintains a detailed record of the details of the Subscription Account by each subscriber. The balance in this account is reconciled monthly between the general ledger and the bank statement.

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

                  The original promissory notes, contracts and other critical loan documents are maintained in a fire proof safe located in the corporate headquarters of the Manager. Each loan transaction is also supported by a loan application form, copies of credit evaluation documents of the borrower, collateral filing, title and insurance documents, loan approval documents and other correspondence pertaining to the real estate loan. These documents are contained in a separate loan folder maintained for each borrower.

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

                  EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

                  The  principal   executive  officer  and  principal  financial
officer have evaluated the disclosure controls and procedures and have concluded that they are effective as of the end of the period ending March 31, 2005.

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

                  With respect to applicable state securities laws, all sales were made pursuant to a permit issued to the Company by the California Department of Corporations ("DOC") pursuant to Sections 25110 and 25113 of the California Corporations Code. The permit must be renewed each year by filing a renewal application and an updated Offering Circular for approval by the DOC. The renewed permit was issued by the DOC on March 2, 2005. The updated Offering Circular is attached hereto as Exhibit 12.1.

                  During the period covered by this report the Company made the following sales of unregistered securities, to various investors meeting the Company's investor suitability standards, on the terms described above:

                  Date of Sale             Units Sold        Purchase Price
                  ------------             ----------        --------------
                  01/20/05                  3,499.83          $ 349,983.00
                  02/02/05                  2,633.65          $ 263,365.00
                  02/08/05                    100.00          $  10,000.00
                  02/25/05                  1,371.28          $ 137,128.00
                  03/01/05                  1,022.39          $ 102,239.00
                  03/18/05                  1,504.32          $ 150,432.00

ITEM 3.           DEFAULTS ON SENIOR SECURITIES

         None


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company has held no regularly scheduled, called or special meetings of members during the reporting period.


ITEM 5.           OTHER INFORMATION

         None.


ITEM 6.           EXHIBITS


Exhibit No.    Description
-----------    -----------

2.1.*          Articles of Organization
3.1.*          Operating Agreement of Lakeside Mortgage Fund, LLC
6.1.*          Broker/Dealer Agreement
6.2.*          Amendment No. 1 to Broker Dealer Agreement
12.1.          Offering Circular dated March 2, 2005
31.1.          Certification of Chief Executive Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002.
31.2.          Certification of Chief Financial Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002.
32.1.          Certification of Chief Executive Officer Pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002.
32.2.          Certification of Chief Financial Officer Pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002.

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

                                         LAKESIDE MORTGAGE FUND, LLC,
                                         A California Limited Liability Company

                                         By:  Lakeside Financial Group, Inc.,
                                              Manager


Date:  May 13, 2005                           By: /S/ William F. Webster
                                                  ----------------------
                                                  William F. Webster, President