Form 10QSB
period 2005-06-30
LAKESIDE MORTGAGE FUND LLC
filed 2005-07-26
CIK 1299919

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005


             |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Transitional Small Business Disclosure Format (Check One):   Yes |X|   No |_|

                                TABLE OF CONTENTS



Part I - Financial Information

         Item 1     Financial Statements                                      3

         Item 2     Management's Discussion and Analysis or
                    Plan of Operation                                        18

         Item 3     Controls and Procedures                                  19


Part II - Other Information

         Item 1     Legal Proceedings                                        23

         Item 2     Changes in Securities                                    23

         Item 3     Defaults Upon Senior Securities                          23

         Item 4     Submission of Matters to a Vote of Security Holders      24

         Item 5     Other Information                                        24

         Item 6     Exhibits                                                 24

         Signatures 25

Item  1. Financial Statements and Notes

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)

                           BALANCE SHEETS (Unaudited)
                              June 30, 2005 & 2004

                                                                                  2005             2004
                                         ASSETS

Cash and cash items                                                           $    279,504   $    409,829

Loan interest reserve (restricted)                                                 322,869         57,038

Accrued interest receivable                                                         15,291         12,009
Loans secured by trust deeds - related parties (Notes 3 and 4)                     982,000        482,000
Loans secured by trust deeds - others, net of allowance for bad debts
amounting to $ 32,535 and $ 0 (Notes 3 and 5)                                    6,826,401      2,004,415
                                                                              ------------   ------------


TOTAL ASSETS                                                                  $  8,426,065   $  2,965,291
                                                                              ------------   ------------

                            LIABILITIES AND MEMBERS' EQUITY


Accounts payable and accrued liabilities                                      $     17,529   $          0

Uninvested subscriptions                                                           192,289        367,476

Deferred interest on loans secured by trust deeds                                  322,869         57,038
                                                                              ------------   ------------


Total liabilities                                                                  532,687        424,514
                                                                              ------------   ------------


Members' contributions, net                                                      7,856,762      2,523,545

Retained earnings                                                                   36,616         17,232
                                                                              ------------   ------------

Total members' equity (Note 4)                                                   7,893,378      2,540,777
                                                                              ------------   ------------

TOTAL LIABILITIES AND MEMBERS' EQUITY                                         $  8,426,065   $  2,965,291
                                                                              ------------   ------------

See accompanying notes

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)

                      STATEMENTS OF OPERATIONS (Unaudited)
                   For the quarters ended June 30, 2005 & 2004


                                                  2005                       2004
                                         -----------------------   -----------------------
                                          Apr-June     Jan-June     Apr-June     Jan-June
Revenues
  Interest income                        $  199,002   $  354,637   $   56,631   $   83,611
                                         -----------------------   -----------------------


  Total revenues                            199,002      354,637       56,631       83,611
                                         -----------------------   -----------------------

Operating Expenses

  Professional fees - accounting & taxes      6,300       12,583           --           --

  Advertising                                   750        1,750           --           --

  Provision for loan losses                  16,836       25,436           --           --

  Management fees (Note 4)                   17,348       26,345       10,311       12,365

  Permits fees & licenses                       750        3,998           --           --

  Printing                                    1,010        2,559           --           --

  Legal                                         750        2,077           --           --

  Trailer commissions                         4,296        7,296           --           --

  Conference & seminars                       1,800        1,800           --           --

  Other operating expenses                       --           --           --            20

  Taxes                                         450        2,300           --           --
                                         -----------------------   -----------------------

  Total operating expenses                   50,290       86,144       10,311       12,385
                                         -----------------------   -----------------------

Net income                               $  148,712   $  268,493   $   46,320   $   71,226
                                         =======================   =======================

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)

                    STATEMENTS OF MEMBERS' EQUITY (Unaudited)
                   For the quarters ended June 30, 2005 & 2004

                                                               Members'         Retained
                                                            Contributions       Earnings             TOTAL
Balance, January 1, 2004                                   $      836,080      $     5,358      $   841,438

          Contributions                                           762,819                           762,819

          Costs incurred in raising capital                       (51,699)                          (51,699)

          Reinvestment of members' share of net income             12,505                            12,505

          Net income                                                                24,906           24,906

          Cash distribution                                                        (22,230)         (22,230)
                                                           ------------------------------------------------

          Balance, March 31, 2004                               1,559,705            8,034        1,567,739

          Contributions                                           980,264                           980,264
          Costs incurred in raising capital                       (45,484)                          (45,484)
          Reinvestment of members' share of net income             29,060                            29,060
          Net income                                                                46,320           46,320
          Cash distribution                                                        (37,122)         (37,122)

Balance, June 30, 2004                                     $    2,523,545      $    17,232      $ 2,540,777
                                                           ==============      ===========      ===========

Balance, January 1, 2005                                   $    5,267,710      $    19,760      $ 5,287,470


          Contributions                                         1,013,147                         1,013,147

          Costs incurred in raising capital                       (42,863)                          (42,863)

          Reinvestment of members' share of net income             80,822                            80,822
          Net income                                                               119,782          119,782

          Cash distribution                                                       (111,611)        (111,611)
                                                           ------------------------------------------------

          Balance, March 31, 2005                          $    6,318,816      $    27,931      $ 6,346,747


          Contributions                                         1,507,829                         1,507,829

          Costs incurred in raising capital                       (71,882)                          (71,882)

          Reinvestment of members' share of net income            101,998                           101,998

          Net income                                                               148,712          148,712

          Cash distribution                                                       (140,026)        (140,026)

Balance, June 30, 2005                                     $    7,856,762      $    36,616      $ 7,893,378
                                                           ==============      ===========      ===========


See accompanying notes

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)

                            Statements of Cash Flows
                         For the quarters ended June 30,

                                                                     2004                            2005
                                                          --------------------------      --------------------------
                                                           Apr-June         Jan-June       Apr-June        Jan-June

Cash Flows from Operating
Activities:
  Net income from operations                              $  148,712      $  268,493      $   46,320      $   71,226
  Provision for bad debts                                     16,836          25,436              --              --
  Accrued interest receivable                                 (6,447)         (1,111)         (7,612)        (10,171)
  Loan interest reserves (restricted)                         (5,922)        (87,248)        (36,417)        (49,834)
  Accounts payable and other liabilities                      (3,763)          2,007              --            (600)
  Deferred interest receivable                                 5,922          87,248          36,417          49,834
                                                          --------------------------      --------------------------

  Sub total                                                  155,338         294,825          38,708          60,455
                                                          --------------------------      --------------------------

Cash Flows from Investing
Activities:
  Investment in related parties' notes receivable                 --              --        (177,000)       (307,000)
  Notes receivable secured by real estate-
    non related parties                                   (1,594,512)     (2,824,448)       (792,700)     (1,624,415)
  Short term commercial papers                                    --              --              --         100,000
                                                          --------------------------      --------------------------

  Sub total                                               (1,594,512)     (2,824,448)       (969,700)     (1,831,415)
                                                          --------------------------      --------------------------

Cash Flows from Financing
Activities:
  Investors' subscriptions                                   (95,919)        (42,451)        (13,192)        196,122
  Members' contributions                                   1,609,827       2,703,797       1,009,324       1,784,649
  Costs incurred in raising capital & commissions, net       (71,882)       (114,745)        (45,484)       (122,183)
  Cash distributions to members                             (140,026)       (251,638)        (37,122)        (59,353)
                                                          --------------------------      --------------------------

  Sub total                                                1,302,000       2,294,962         913,526       1,799,235
                                                          --------------------------      --------------------------

Net Change in Cash during the Period                        (137,175)       (234,660)        (17,466)         28,275

Cash in Bank, Beginning of Period                            416,679         514,164         427,295         381,554
                                                          --------------------------      --------------------------

Cash in Bank, End of Period                               $  279,504      $  279,504      $  409,829         409,829
                                                          ==========================      ==========================

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                              June 30, 2005 & 2004

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                              June 30, 2005 & 2004

Fund Members are allowed to withdraw from the Fund and to receive a return of the amount in their capital accounts only after 12 months from the date of admission into the Fund ("Holding Period"). Members must give a 60-day written notice prior to withdrawing and payments to any withdrawing member are limited to $ 25,000 per quarter. After the Holding Period, Members may withdraw and receive a return of their capital accounts subject to the availability of cash in the Fund, and subject to the following penalties for early withdrawal pursuant to the terms of the Operating Agreement: (i) 3% of withdrawal amount within the first year following the holding period; (ii) 2% of withdrawal amount within the second year following the holding period; and (iii) 1% of withdrawal amount within the third year following the holding period. Aggregate withdrawals among all Members may not exceed 10% of the Fund's total capital for any calendar year. The Fund does not maintain a reserve for withdrawing members. The Fund's capacity to return a withdrawing member's capital account is limited by the availability of cash on hand after payment of expenses and provision for maintaining adequate reserves, in the discretion of the Manager.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                              June 30, 2005 & 2004

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

      As of June 30, 2005, two (2) loans were delinquent for less than 30 days and one (1) loan was delinquent between 30-60 days.

(g)   Allowance for Loan Losses
      The allowance for loan losses will be established as losses are estimated to have occurred through a provision for loan losses that will be charged to earnings. Loan losses will be charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, will be credited to allowance. The allowance for loan losses will be evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the underlying collateral.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                              June 30, 2005 & 2004

      As of June 30, 2005 and 2004, the balance of the reserve for loan losses amounted to $32,535.00 and $ 0.00, respectively.

(h)   Interest Reserve Account
      The Fund often requires borrowers to set up interest reserve accounts from which monthly payments of interest are made. The interest reserve is deposited into a separate bank account in the name of the Fund, designated specifically as interest reserve on loan/s issued by the Fund. At the end of the month, the Fund draws the calculated monthly interest on outstanding loans from the interest reserve account and transfers such amount into the general operating account of the Fund as part of the distributable fund available for monthly disbursement to the members. The equivalent unearned amount is recorded as a Deferred Interest Reserve Account in the liabilities section of the balance sheet. As of June 30, 2005 and 2004, the interest reserve and deferred interest reserve accounts carried balance amounting to $ 322,869.00 and $ 57,038.00, respectively.

(i) Contra-Equity Accounts: Offering Costs and Commissions Incurred in Connection with Raising of Capital
      Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees and broker's commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees range between 3.5% - 4.5%, depending on the commission plan selected by individual brokers. The brokers are also entitled to receive "trailer commissions" equivalent to 0.5% of the average daily invested capital at the anniversary of the invested funds. The initial marketing/broker's fees are capitalized in accordance with GAAP, pursuant to the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Subsequent payments of trailer commissions however will be treated as period costs and will be charged to current earnings of the Fund. As such, the initial marketing/broker's fees are included in the Balance Sheet under the caption heading "Members' Contributions, Net" while the trailer commissions will be shown in the Statement of Operations, when incurred. The Fund has capitalized $ 71,882 and $ 45,484 of syndication costs and brokers' fees during the second quarter of 2005 and 2004, respectively.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                              June 30, 2005 & 2004

      As of June 30, 2005 and 2004, the uninvested funds in the Subscription Account amounted to $192,289.00 and $ 367,476.00, respectively.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                              June 30, 2005 & 2004

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


Note 3 - Loans Secured by Trust Deeds

      At June 30, 2005 and 2004, the Fund held the following types of mortgages:

                                  2005          2004
                                  ----          ----

Commercial                    $1,497,757     $2,106,415
Construction                  $1,009,180              0
Unimproved Land               $5,334,000     $  380,000
Residential                   $        0     $        0
                              -------------------------

Total                         $7,840,937     $2,486,415
                              -------------------------



First Mortgages               $3,692,680     $1,491,415
Second Mortgages              $4,148,257     $  995,000
Third Mortgages               $        0     $        0
                              -------------------------

Total                         $7,840,937     $2,486,415
                              -------------------------

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                              June 30, 2005 & 2004

Scheduled maturities of loans secured by trust deeds as of June 30, 2005 and the interest sensitivity of such loans is as follows:

                               Fixed             Variable
                               Interest          Interest
                               Rate              Rate              Total
                               -----------------------------------------

Year Ending December 31:
2005                           $3,876,937         0           $3,876,937
2006                           $3,494,000         0           $3,494,000
2007                           $  470,000         0           $  470,000
2008                                    0         0                    0
2009                                    0         0                    0
                               -----------------------------------------


Total                          $7,840,937         0           $7,840,937
                               -----------------------------------------

The Fund has no variable interest rate loans at June 30, 2005.

At June 30, 2005, 96% of the Fund's Loans Receivable was collateralized by properties located in California.

As of June 30, 2005, the Fund's loan portfolio consisted of seventeen (17) real estate loans to unrelated parties totaling $ 6,858,937 and three (3) loans receivable from related parties amounting to $ 982,000. These debt securities are all secured by deeds of trust.

1. Loan 200301 amounting to $ 444,000, due in monthly installments of $ 4,033 interest only at 10.90% maturing on November 1, 2005. This loan is secured by a first trust deed on the underlying property.
2. Loan 200402 amounting to $ 220,485, due in monthly installments of $ 2,003 interest only at 10.90% maturing on May 18, 2005. This loan is secured by a first trust deed on the underlying property. The note was fully paid off in April 2005.
3. Loan 200406 amounting to $ 154,257, due in monthly installments of $ 1,363 interest only at 10.90% maturing on May 21, 2005. This loan is secured by a second trust deed on the underlying property. The note has been delinquent for two (2) months.
4. Loan 200407 amounting to $ 155,500, due in monthly installments of $ 1,425 interest only at 11.00% maturing on June 15, 2005. This loan is secured by a first trust deed on the underlying property.
5. Loan 200408 amounting to $ 206,000, due in monthly installments of $ 1,871 interest only at 10.90% maturing on June 22, 2005. This loan is secured by a second trust deed on the underlying property.
6. Loan 200410 amounting to $ 890,000, due in monthly installments of $ 8,900 interest only at 12.00% maturing on September 14, 2005. This loan is secured by a second trust deed on the underlying property.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                              June 30, 2005 & 2004

7. Loan 200409 amounting to $ 450,000, due in monthly installments of $ 4,088 interest only at 10.90% maturing on October 12, 2005. This loan is secured by a first trust deed on the underlying property.
8. Loan 200411 amounting to $ 730,180, due in monthly installments of $ 6,632 interest only at 10.90% maturing on December 6, 2005. This loan is secured by a first trust deed on the underlying property.
9. Loan 200501 amounting to $ 160,000, due in monthly installments of $ 1,453 interest only at 10.90% maturing on January 11, 2006. This loan is secured by a first trust deed on the underlying property.
10. Loan 200502 amounting to $ 470,000, due in monthly installments of $ 4,269 interest only at 10.90% maturing on January 18, 2007. This loan is secured by a first trust deed on the underlying property.
11. Loan 200503 amounting to $ 670,000, due in monthly installments of $ 6,086 interest only at 10.90% maturing on August 1, 2005. This loan is secured by a second trust deed on the underlying property.
12. Loan 200504 amounting to $ 750,000 due in monthly installments of $ 7,500 interest only at 12.00% maturing on March 8, 2006. This loan is secured by a first trust deed on the underlying property.
13. Loan 200505 amounting to $ 153,000 due in monthly installments of $ 1,390 interest only at 10.90% maturing on March 11, 2006. This loan is secured by a first trust deed on the underlying property.
14. Loan 200506 amounting to $ 126,000 due in monthly installments of $ 1,272 interest only at 10.90% maturing on March 11, 2006. This loan is secured by a second trust deed on the underlying property.
15. Loan 200507 amounting to $ 230,000 due in monthly installments of $ 2,300 interest only at 12.00% maturing on March 25, 2006. This loan is secured by a second trust deed on the underlying property.
16. Loan 200508 amounting to $ 490,000 due in monthly installments of $ 4,900 interest only at 12.00% maturing on April 11, 2006. This loan is secured by a second trust deed on the underlying property.
17. Loan 200509 amounting to $ 380,000 due in monthly installments of $3,452 interest only at 10.90% maturing on May 19, 2006. This loan is secured by a first trust deed on the underlying property.
18. Loan 200510 amounting to $ 400,000 due in monthly installments of $ 4,000 interest only at 12.00% maturing on May 8, 2006. This loan is secured by a second trust deed on the underlying property.
19. Loan 200405 to a related party amounting to $ 177,000, due in monthly installments of $ 1,608 interest only at 10.90% maturing on June 11, 2005. This loan is secured by a second trust deed on the underlying property.
20. Investment in 2003 Combined Note Participation amounting to $305,000 and maturing at various dates from September 2006 through December 2006. Interest is payable monthly at 12% per annum.
21. Investment in participation notes issued by Mountain House Golf Course, LLC amounting to $ 500,000 and maturing in December 2006. Interest is payable monthly at an effective rate of approximately 11.00% per annum.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                              June 30, 2005 & 2004

Note  4 - Related Party Transactions

Loans Secured by Trust Deeds
The Fund may invest up to 20% of its total assets in loans to affiliated entities. On June 30, 2005, the Fund had an interest in two (2) participating notes issued by affiliated entities. One note is a participation interest in five separate promissory notes. The loan is carried at cost. This loan anticipates earning a 12% interest rate and will be repaid between various dates ranging from September 21, 2006 to December 21, 2006, at which time the amount of the loan will be returned to the Fund. The life of the loan may be extended up to two years pursuant to an extension option in the notes. The loan does have an option for early withdrawal. The second participation note matures in December 2006 and bears an effective interest of approximately 11% per annum.
Additionally, the Fund has a loan receivable from another related party amounting to $ 177,000 secured by a second trust deed on the underlying property. This loan accrues monthly interest of $ 1,608 (10.90% per year) and the principal amount is due in full on June 11, 2005. The note was extended to mature on June 11, 2006. For the 3-month period ended June 30, 2005 and 2004, the Fund recognized interest income on notes and loan receivable to related parties amounting to $ 27,891 and $ 10,124, respectively.

As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of June 30, 2005, the Fund is in compliance with this restriction.

Contra Equity Costs
The Fund incurred $ 0.00 during the 3-month periods ended June 30, 2005 and 2004, respectively as additional costs in connection with the offering of units of membership interest in the Fund. These expenditures consisted primarily of the initial accounting and filing costs relating to the registration and as such being treated as syndication costs as contemplated in the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Accordingly, these costs are treated as reduction of Paid in Capital.

The Fund paid commissions to securities brokers in connection with the sale of membership interests by the Fund. The commission rates ranged between 3.50% and 4.50% of the gross sales proceeds from the sale of units of the Fund. The total amount of brokers commissions paid during the 3-month period ended June 30, 2005 and 2004 was $ 71,882 and $ 45,484, respectively. These costs are recorded as "Costs incurred in raising capital" and included in the Balance Sheet under the heading "Members' Contributions, Net".

The Manager received $ 17,349 and $ 10,290 during the 3-month period ended June 30, 2005 and 2004, respectively, representing management and servicing fees it was entitled to receive from the Fund.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                              June 30, 2005 & 2004

Borrower's Costs
The Manager acts as a loan broker in the initial placement of the Fund loans and performs a loan servicing function as well. The Manager is compensated by the Fund for such loan servicing activities and is compensated by the borrower for the initial placement of the loans. The Fund does not incur "Incremental Direct Costs" as defined in FASB's SFAS # 91. These are costs to originate loans that result directly from and are essential to the lending transaction and would not have been incurred by the Fund had the lending transaction not occurred. The Manager of the Fund incurs these types of costs; consequently the Manager is entitled to receive certain fees for its services such as loan brokerage commissions, loan processing and documentation fees, loan servicing and asset management fees and reimbursement of other expenses of the Manager. None of these fees are paid by the borrower to the Fund directly and therefore are not included in the income and expenses of the Fund.

Broker's Commissions on Invested Funds
The Fund has retained the services of securities broker/dealers to sell units of membership interest in the Fund. One such broker/dealer is ePlanning Securities, Inc., which is affiliated with the Manager. Certain shareholders of the Manager (who are not members of the Fund) are also shareholders and/or directors of ePlanning. ePlanning sold membership units of the Fund to its client-investors during the 3-month period ended June 30, 2005 and 2004 amounting to $ 1,629,827 and $1,009,324 of which it realized commissions totaling $ 71,882 and $ 45,484, respectively. The brokers do not earn a commission until funds are transferred from the Subscription Account to the "Invested Funds" account, at which time the funds become contributed capital of the Fund.

Note 5 - Concentrations

Cash and Cash Items
Cash and cash items are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. At June 30, 2005, the Fund had approximately $ 315,158 of cash that exceeded this limit and thus was not covered by federal depository insurance. These deposits may be redeemed upon demand and therefore bear minimal risk. The Fund has not experienced any losses in such accounts

Note 6 - Regulatory Requirements

Employee Retirement Income Security Act of 1974 ("ERISA")\
Some of the investors purchasing membership interests are employee benefit plans, including Individual Retirement Accounts, which are subject to ERISA. Persons making the investment decisions for such ERISA investors are deemed to be "fiduciaries" of such investors and must discharge their duties with the care, skill and prudence which a prudent man would exercise under the circumstances.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                              June 30, 2005 & 2004

Securities Laws
In offering the units of membership interest, the Fund is subject to applicable federal and state securities laws. On the federal level, the Fund is offering the membership interests pursuant to the exemption from registration for intrastate offerings provided by Section 3(a) (11) of the Securities Act of 1933, as amended, and Rule 147 promulgated thereunder. In accordance with this exemption, the membership interests are offered only in California, the Fund restricts the amount of its assets which are located outside of California, and members are prohibited from transferring any part of their membership interests to out-of-state transferees for a period of nine (9) months.

On the state level, the Fund is offering the units of Membership Interest pursuant to a permit issued by the California Department of Corporations. The permit requires annual renewal. The original permit was issued on February 24, 2003. The permit was renewed on March 2, 2005

As of June 30, 2005, the Fund was in compliance with all applicable federal and state securities laws.

Item 2. Management's Discussion and Analysis or Plan of Operation

      As of June 30, 2005, we have sold a total of 79,833.78 Units, at $100.00 per Unit, for a total of $ 7,983,378.00. As of June 30, 2005, Company members electing to reinvest their monthly income distributions have reinvested $ 330,157.00 back into the Company. After deducting for broker commissions and offering expenses ($ 456,774.00), the net proceeds to the Company from these sales have been $ 7,856,761. As of June 30, 2005, the Company has $ 7,840,936 invested in commercial mortgage loans, with the remainder in the form of cash, other temporary investments such as short term commercial paper and other assets. As of June 30, 2005, the Company has 248 Members.

      To compare this with how the Company was doing at our last year end, as of December 31, 2004, we had sold a total of 56,097 Units, for a total of $5,609,740.00. After deducting for broker commissions and offering expenses, the net proceeds to the Company from these sales were $5,267,710.00. The Company had $5,016,489.00 invested in commercial mortgage loans, with the remainder in the form of cash and/or other temporary investments such as short term commercial paper. As of December 31, 2004, the Company had 173 Members.

      To compare this with how the Company was doing one year ago, as of June 30, 2004, we had sold a total of 27,286.64 Units, for a total of $2,728,664.00. After deducting for broker commissions and offering expenses, the net proceeds to the Company from these sales were $2,523,545.00. The Company had $2,486,415.00 invested in commercial mortgage loans, with the remainder in the form of cash and/or other temporary investments such as short term commercial paper. As of June 30, 2004, the Company had 117 Members.

      Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Company are being treated as a reduction of paid in capital. Initial marketing fees and broker's commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees range between 3.5% - 4.5%, depending on the commission plan selected by individual brokers. Under certain commission plans the brokers are also entitled to receive "trailer commissions" equivalent to 0.5% of the average daily invested capital at the anniversary of the invested funds. As of June 30, 2005, the Company has capitalized $456,774 of syndication costs since inception.

      During the next twelve months, the Company will continue to be managed by Lakeside Financial Group, Inc. (the "Manager"), which will continue to underwrite and select loans for the Company to invest in, as well as short term investments for cash between loans. The Company will continue to raise capital with its intrastate offering under a permit from the California Department of Corporations. It is anticipated that, at some point in the future, we will offer the Units of Membership Interest in additional states through a registered public offering, but this is not anticipated to occur within the next twelve months. The Manager will continue to manage the Company as described in the Company's Operating Agreement. The Company will continue to pay the Manager, on a monthly basis, a management fee (annualized at 2.75% of gross assets under management) and loan servicing fee (annualized at 0.25% of loan principal amounts) to the extent these fees are not waived by the Manager. During the quarter ended June 30, 2005, the Manager accepted $ 17,349 of these fees, and waived a total of $ 42,354.00 of these fees.

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

      The Company maintains a banking relationship with Bank of America, and, prior to June 15, 2005, with Morgan Stanley Dean Witter. The following are the cash in bank accounts established for the Company:

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

      Money Market Account - Morgan Stanley/Bank of America. When funds are swept from the Subscription Account, the money is transferred to Morgan Stanley Money Market Account. This account bears a nominal interest rate that is based on the existing Fed Funds rate. When excess/unrestricted funds accumulate in this account, the Manager makes a determination of whether to invest the excess funds in short term commercial papers, generally 30 days, 60 days or 90 days. Loans are funded through this account. Other expenses such as brokers' commissions are also paid out of this account directly. The balance in this account is reconciled monthly between the general ledger and the bank statement In order to consolidate the Fund accounts under one financial institution, this account was closed on June 15, 2005 and was replaced by a new account established with Bank of America.

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

      Interest income is credited directly into the bank account. Maturities of short term commercial papers and notes are also credited directly into the Morgan Stanley account (now replaced with Bank of America-Investment account).

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

      Reinvestments of monthly earnings

      Investor-members may choose to re-invest their respective share of company profits back into the Company. This is accomplished through an instruction to Lakeside Mortgage Fund in the original subscription agreement. Each month, the total of such re-invested funds is summarized and a single check is written to be reinvested on behalf of those investors-members. The check is deposited into the Morgan Stanley money market account (now Bank of America Investment account); such amount then becomes capital of the Company. Similarly, the re-invested amounts are disclosed in the monthly statement of accounts furnished to investor-members for review and reconciliation with their personal records. Any discrepancies are treated the same way as described above.

      Members' Equity and Percentage Ownership

      The Manager, at its discretion, may transfer the Subscription Account funds into the Invested Fund category within 60 days of the date of receipt of the funds. The determination to transfer the subscription funds depends on the needs of the Company to fund a loan or a mortgage. The Manager will obtain a subscriber's consent if the funds cannot be invested within the 60-day period, as stipulated in the Offering Circular. Each subscriber is credited with units of membership interest in the Company depending on the amount of his/her subscription that was invested into the Company. Each unit is priced at a fixed dollar amount of $100.00. The minimum amount of initial investment is 20 units, or $2,000.00.

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

      Effectiveness of Disclosure Controls and Procedures

      The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures and have concluded that they are effective as of the end of the period ending June 30, 2005.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

      None


Item 2. Changes in Securities

      (c) During the period covered by this report the Company made sales of unregistered securities set forth in the table below. All sales were of Units of Membership Interest in the Company, for the purchase price of $100.00 per Unit of Membership Interest, and all sales were for cash consideration. No sales involved any underwriter, but all sales were effected through a licensed securities broker, ePlanning Securities, Inc., to whom a commission was paid of up to 4.5% of the sales price.

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

      During the period covered by this report the Company made the following sales of unregistered securities, to various investors meeting the Company's investor suitability standards, on the terms described above:

                Date of Sale         Units Sold       Purchase Price
                ------------         ----------       --------------
                  04/08/05            1,233.79          $ 123,379.00
                  04/22/05            1,657.60          $ 165,759.85
                  05/06/05            2,047.30          $ 204,729.92
                  05/12/05            2,792.34          $ 279,234.08
                  05/20/05            3,428.15          $ 342,814.98
                  05/24/05              283.62          $  28,361.69
                  06/10/05            3,635.50          $ 363,549.68


Item 3. Defaults on Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      The Company has held no regularly scheduled, called or special meetings of members during the reporting period.


Item 5. Other Information

      None.


Item 6. Exhibits

Exhibit No.      Description
-----------      -----------
2.1.*            Articles of Organization
3.1.*            Operating Agreement of Lakeside Mortgage Fund, LLC
6.1.*            Broker/Dealer Agreement
6.2.*            Amendment No. 1 to Broker Dealer Agreement
12.1.**          Offering Circular dated March 2, 2005
31.1.            Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-
                 Oxley Act of 2002.
31.2.            Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-
                 Oxley Act of 2002.
32.1.            Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002.
32.2.            Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002.


*Incorporated by reference to the Company's Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on August 6, 2004.

**Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2005, filed with the Commission under the Exchange Act on May 13, 2005.

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

                                         LAKESIDE MORTGAGE FUND, LLC,
                                         A California Limited Liability Company

                                         By: Lakeside Financial Group, Inc.,
                                             Manager



Date:  July 25, 2005                     By: /S/ William F. Webster
                                             ----------------------
                                             William F. Webster, President