Form 10QSB
period 2005-09-30
LAKESIDE MORTGAGE FUND LLC
filed 2005-11-14
CIK 1299919

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005


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

         Signatures 25

Item 1. Financial Statements and Notes

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)

                           BALANCE SHEETS (Unaudited)
                            September 30, 2005 & 2004


                                                                                     2005           2004
                                                                                  ----------     ----------
                                         ASSETS
        Cash and cash items                                                       $1,170,913     $  798,383

        Loan interest reserve (restricted)                                           245,685        136,566

        Accrued interest receivable & other assets                                    46,146         12,764
        Loans secured by trust deeds - related parties (Notes 3 and 4)               982,000        482,000
        Loans secured by trust deeds - others, net of allowance for bad debts
        amounting to $ 45,700 and $ 0  (Notes 3 and 5)                             7,416,985      2,852,185
                                                                                  ----------     ----------

TOTAL ASSETS                                                                      $9,861,729     $4,281,898
                                                                                  ==========     ==========

                                          LIABILITIES AND MEMBERS' EQUITY

        Accounts payable and accrued liabilities                                  $   27,394     $    2,173

        Uninvested subscriptions                                                     692,169        565,259

        Deferred interest on loans secured by trust deeds                            245,685        136,566
                                                                                  ----------     ----------

         Total liabilities                                                           965,248        703,998
                                                                                  ----------     ----------

        Members' contributions, net                                                8,852,662      3,553,722

        Retained earnings                                                             43,819         24,178
                                                                                  ----------     ----------

        Total members' equity (Note 4)                                             8,896,481      3,577,900
                                                                                  ----------     ----------

TOTAL LIABILITIES AND MEMBERS' EQUITY                                             $9,861,729     $4,281,898
                                                                                  ==========     ==========


See accompanying notes

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)

                      STATEMENTS OF OPERATIONS (Unaudited)
                For the quarters ended September 30, 2005 & 2004

                                                          2005                        2004
                                                ------------------------     -----------------------
                                                July-Sept      Jan-Sept      July-Sept     Jan-Sept
                                                ---------      ---------     ---------     ---------
Revenues

     Interest income                            $ 226,203      $ 580,840     $  75,355     $ 158,966
                                                ---------      ---------     ---------     ---------

     Total revenues                               226,203        580,840        75,355       158,966
                                                ---------      ---------     ---------     ---------
Operating Expenses

     Professional fees - accounting & taxes         6,300         18,883         3,000         3,000

     Advertising                                      750          2,500          --            --

     Provision for loan losses                     13,164         38,600          --            --

     Management fees (Note 4)                      17,734         44,079         6,352        18,717

     Permits fees & licenses                          750          4,748          --            --

     Printing                                         600          3,159          --            --

     Legal                                            (10)         2,067          --            --

     Trailer commissions                            4,500         11,796          --            --

     Conference & seminars                           --            1,000          --            --
     Other operating expenses                       3,040          3,840           125           145

     Taxes                                            450          2,750          --            --
                                                ---------      ---------     ---------     ---------

     Total operating expenses                      47,278        133,422         9,477        21,862
                                                ---------      ---------     ---------     ---------

Net income                                      $ 178,925      $ 447,418     $  65,878     $ 137,104
                                                =========      =========     =========     =========

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)

                    STATEMENTS OF MEMBERS' EQUITY (Unaudited)
                For the quarters ended September 30, 2005 & 2004


                                                             Members'        Retained
                                                          Contributions      Earnings           TOTAL
                                                           -----------      -----------      -----------
Balance, June 30, 2005                                     $ 7,856,762      $    36,616      $ 7,893,378

          Contributions                                      1,323,469                         1,323,469

          Costs incurred in raising capital                    (30,472)                          (30,472)
          Reinvestment of members' share of net income         120,922          120,922
          Withdrawals by members                              (418,019)                         (418,019)

          Net income                                                            178,925          178,925

          Cash distribution                                                    (171,721)        (171,721)
                                                           -----------      -----------      -----------

Balance, September  30, 2005                               $ 8,852,662      $    43,819      $ 8,896,482
                                                           ===========      ===========      ===========

Balance, June 30, 2004                                     $ 2,523,545      $    17,232      $ 2,540,777

          Contributions                                      1,047,600                         1,047,600

          Costs incurred in raising capital                    (60,289)                          (60,289)

          Reinvestment of members' share of net income          42,866                            42,866
          Net income                                                             65,878           65,878

          Cash distribution                                                     (58,932)         (58,932)
                                                           -----------      -----------      -----------

Balance, September 30, 2004                                $ 3,553,722      $    24,178      $ 3,577,900
                                                           ===========      ===========      ===========

see accompanying notes

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)

                            Statements of Cash Flows
                      For the quarters ended September 30,

                                                          2005                              2004
                                              ----------------------------      ----------------------------
                                               July-Sept         Jan-Sept         July-Sept        Jan-Sept
Cash Flows from Operating Activities:
     Net income from operations               $   178,925      $   447,418      $    65,878      $   137,104

     Provision for bad debts                       13,164           38,600             --               --


     Accrued interest receivable                  (30,855)         (31,966)            (755)         (10,927)

     Loan interest reserves (restricted)           77,184          (10,063)         (79,528)        (129,662)
     Accounts payable and other
     liabilities                                    9,865           11,873            2,173            1,576

     Deferred interest receivable                 (77,184)          10,063           79,528          129,662
                                              -----------      -----------      -----------      -----------

     Sub total                                    171,099          465,925           67,296          127,753
                                              -----------      -----------      -----------      -----------

Cash Flows from Investing Activities:
     Investment in related parties' notes
     receivable                                      --               --               --           (307,000)
     Notes receivable secured by real
     estate- non related parties                 (603,749)      (3,428,196)        (847,770)      (2,472,185)

     Short term commercial papers                    --               --               --               --
                                              -----------      -----------      -----------      -----------

     Sub total                                   (603,749)      (3,428,196)        (847,770)      (2,779,185)
                                              -----------      -----------      -----------      -----------

Cash Flows from Financing Activities:

     Investors' subscriptions                     499,880          457,428          197,783          393,904

     Members' contributions                     1,444,391        4,168,188        1,090,466        2,875,114
     Costs incurred in raising capital &
     commissions, net                             (30,472)        (145,217)         (60,289)        (182,472)

     Withdrawals by members                      (418,019)        (438,019)            --               --
                                              -----------      -----------      -----------      -----------

     Cash distributions to members               (171,721)        (423,359)         (58,932)        (118,285)
                                              -----------      -----------      -----------      -----------

     Sub total                                  1,324,059        3,619,021        1,169,028        2,968,261
                                              -----------      -----------      -----------      -----------

Net Change in Cash during the Period              891,409          656,749          388,554          316,829

Cash in Bank, Beginning of Period                 279,504          514,164          409,829          481,554
                                              -----------      -----------      -----------      -----------

Cash in Bank, End of Period                   $ 1,170,913      $ 1,170,913      $   798,383      $   798,383
                                              ===========      ===========      ===========      ===========

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                            September 30, 2005 & 2004

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

Cash available for distribution is the equivalent of net income during the calendar month using the accrual method of accounting and in accordance with US generally accepted accounting principles. Monthly, the Fund provides statements of account to Members and distributes or reinvests amounts equal to the Members' proportionate share of the Fund's accrued net income during such month. Accrued net income means the excess of accrued income from operations and investment of, or sale or refinancing or other disposition of, Fund assets during such calendar month over the accrued operating expenses of the Fund during such month, including any adjustments for bad debt reserves, accrued Fund's operating expenses or other reserves for

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                            September 30, 2005 & 2004

expenses and losses as the Manager may deem appropriate or for which the Manager believes it to be in the best interests of the Fund, all determined in accordance with generally accepted accounting principles. The Manager is required to allocate funds only to the extent that funds are available. The Fund distributes cash available for distributions in an amount equal to their respective allocable shares of Fund net profits during such month, and the balance of Fund net income is credited to the capital accounts of Members who elect to compound earnings.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                            September 30, 2005 & 2004

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                            September 30, 2005 & 2004

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

         As of September 30, 2005, no loan was in default or delinquent.

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

         As of September 30, 2005 and 2004, the balance of the reserve for loan losses amounted to $ 45,700.00 and $ 0.00, respectively.

  (h)    Interest Reserve Account
         The Fund often requires borrowers to set up interest reserve accounts from which monthly payments of interest are made. The interest reserve is deposited into a separate bank account in the name of the Fund, designated specifically as interest reserve on loan/s issued by the Fund. At the end of the month, the Fund draws the calculated monthly interest on outstanding loans from the interest reserve account and transfers such amount into the general operating account of the Fund. The equivalent unearned amount is recorded as a Deferred Interest Reserve Account in the liabilities section of the balance sheet. As of September 30, 2005 and 2004, the interest reserve and deferred interest reserve accounts carried balances of $ 245,685.00 and $ 136,566.00, respectively.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                            September 30, 2005 & 2004

(i) Contra-Equity Accounts: Offering Costs and Commissions Incurred in Connection with Raising of Capital Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are treated as a reduction of paid in capital. Initial marketing fees and broker's commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees are currently 4.5%. The brokers are also entitled to receive "trailer commissions" equivalent to 0.5% of the average daily invested capital at the anniversary of the invested funds. The initial marketing/broker's fees are capitalized in accordance with GAAP, pursuant to the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Subsequent payments of trailer commissions however are treated as period costs and charged to current earnings of the Fund. As such, the initial marketing/broker's fees are included in the Balance Sheet under the caption heading "Members' contributions, net" while the trailer commissions are shown in the Statement of Operations, when incurred. The Fund has capitalized $57,644 and $ 60,289 of syndication costs and brokers' fees during the third quarter of 2005 and 2004, respectively.

(j)      Organization Costs
         All costs including registration and legal fees incurred in connection with the setting up and incorporating of the Fund have been expensed and have been borne by the Manager.

(k)      Subscription Account
         Upon receipt of the funds from prospective investors subscribing to purchase membership interests, those funds are deposited into a Subscription Account. The funds are held for up to a maximum of 60 days, until needed by the Fund for a loan or other purpose at the Manager's discretion. The funds are then contributed to the capital of the Fund in exchange for a Membership Interest. The Manager may hold funds in the Subscription Account for longer than 60 days only upon the written consent of the subscriber.

         As of September 30, 2005 and 2004, the uninvested funds in the Subscription Account amounted to $ 692,169.00 and $ 564,959.00, respectively.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                            September 30, 2005 & 2004

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                            September 30, 2005 & 2004

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


Note 3 - Loans Secured by Trust Deeds

At September 30, 2005 and 2004, the Fund held the following types of mortgages:

                        2005           2004
                     ----------     ----------

Commercial           $1,188,000     $2,064,185
Construction         $1,022,734              0
Unimproved Land      $6,233,951     $1,270,000
Residential          $        0     $        0
                     ----------     ----------

Total                $8,444,685     $3,334,185
                     ----------     ----------

First Mortgages      $4,412,635     $1,243,185
Second Mortgages     $4,032,050     $2,091,000
Third Mortgages      $        0     $        0
                     ----------     ----------

Total                $8,444,685     $3,334,185
                     ----------     ----------




Scheduled maturities of loans secured by trust deeds as of September 30, 2005 and the interest sensitivity of such loans is as follows:

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                            September 30, 2005 & 2004


                                    Fixed             Variable
                                   Interest           Interest
                                     Rate               Rate       Total
                                  ----------------------------------------
Year Ending December 31:
 2005                             $1,843,734              0     $1,843,734
 2006                             $6,130,214              0     $6,130,214
 2007                             $  470,737              0     $  470,737
 2008                                      0              0              0
 2009                                      0              0              0
                                  ----------------------------------------

Total                             $8,444,685              0     $8,444,685
                                  ----------------------------------------

The Fund has no variable interest rate loans at September 30, 2005.

At September 30, 2005, 96% of the Fund's Loans Receivable was collateralized by properties located in California.

As of September 30, 2005, the Fund's loan portfolio consisted of sixteen (16) real estate loans to unrelated parties totaling $ 7,462,685 and three (3) loans receivable from related parties amounting to $ 982,000. These debt securities are all secured by deeds of trust.

1. Loan 200301 amounting to $ 444,000, due in monthly installments of $ 4,033 interest only at 10.90% maturing on November 1, 2005. This loan is secured by a first trust deed on the underlying property.
2. Loan 200408 amounting to $ 206,000, due in monthly installments of $ 1,871 interest only at 10.90% maturing on December 22, 2005. This loan is secured by a second trust deed on the underlying property.
3. Loan 200410 amounting to $ 890,000, due in monthly installments of $ 8,900 interest only at 12.00% maturing on March 15, 2006. This loan is secured by a second trust deed on the underlying property.
4. Loan 200409 amounting to $ 450,000, due in monthly installments of $ 4,088 interest only at 10.90% maturing on October 12, 2005. This loan is secured by a first trust deed on the underlying property.
5. Loan 200411 amounting to $ 743,734, due in monthly installments of $ 6,756 interest only at 10.90% maturing on December 6, 2005. This loan is secured by a first trust deed on the underlying property.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                            September 30, 2005 & 2004


6. Loan 200501 amounting to $ 160,000, due in monthly installments of $ 1,453 interest only at 10.90% maturing on January 11, 2006. This loan is secured by a first trust deed on the underlying property.
7. Loan 200502 amounting to $ 470,737, due in monthly installments of $ 4,276 interest only at 10.90% maturing on January 18, 2007. This loan is secured by a first trust deed on the underlying property.
8. Loan 200503 amounting to $ 708,050, due in monthly installments of $ 6,431 interest only at 10.90% maturing on February 1, 2006. This loan is secured by a second trust deed on the underlying property.
9. Loan 200504 amounting to $ 750,000 due in monthly installments of $ 7,500 interest only at 12.00% maturing on March 8, 2006. This loan is secured by a first trust deed on the underlying property.
10. Loan 200505 amounting to $ 153,000 due in monthly installments of $ 1,390 interest only at 10.90% maturing on March 11, 2006. This loan is secured by a first trust deed on the underlying property.
11. Loan 200506 amounting to $ 126,000 due in monthly installments of $ 1,272 interest only at 10.90% maturing on March 11, 2006. This loan is secured by a second trust deed on the underlying property.
12. Loan 200507 amounting to $ 230,000 due in monthly installments of $ 2,300 interest only at 12.00% maturing on March 25, 2006. This loan is secured by a second trust deed on the underlying property.
13. Loan 200508 amounting to $ 490,000 due in monthly installments of $ 4,900 interest only at 12.00% maturing on April 11, 2006. This loan is secured by a second trust deed on the underlying property.
14. Loan 200509 amounting to $ 380,000 due in monthly installments of $3,452 interest only at 10.90% maturing on May 19, 2006. This loan is secured by a first trust deed on the underlying property.
15. Loan 200510 amounting to $ 400,000 due in monthly installments of $ 4,000 interest only at 12.00% maturing on May 8, 2006. This loan is secured by a second trust deed on the underlying property.
16. Loan 200511 amounting to $ 861,164 due in monthly installments of $ 8,612 interest only at 12.00% maturing on March 15, 2006. This loan is secured by a first trust deed on the underlying property.
17. Loan 200405 to a related party amounting to $ 177,000, due in monthly installments of $ 1,608 interest only at 10.90% maturing on June 11, 2006. This loan is secured by a second trust deed on the underlying property.
18. Investment in 2003 Combined Note Participation amounting to $305,000 and maturing at various dates from September 2006 through December 2006. Interest is payable monthly at 12% per annum.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                            September 30, 2005 & 2004

19. Investment in participation notes issued by Mountain House Golf Course, LLC amounting to $ 500,000 and maturing in December 2006. Interest is payable monthly at an effective rate of approximately 11.00% per annum.

Note 4 - Related Party Transactions

Loans Secured by Trust Deeds

The Fund may invest up to 20% of its total assets in loans to affiliated entities. On September 30, 2005, the Fund had an interest in two (2) note participations issued by affiliated entities. One of these note participations is a participation interest in five separate promissory notes. The loan is carried at cost. This loan earns a 12% interest rate and will be repaid between various dates ranging from September 21, 2006 to December 21, 2006, at which time the amount of the loan will be returned to the Fund. The life of the loan may be extended up to two years pursuant to an extension option in the notes. The loan does have an option for early withdrawal. The second note participation is a participation in a note that matures in December 2006 and bears an effective interest rate of approximately 11% per annum. Additionally, the Fund has a loan receivable from another related party amounting to $ 177,000 secured by a second trust deed on the underlying property. This loan accrues monthly interest of $ 1,608 (10.90% per year) and the principal amount is due in full on June 11, 2006. For the 3-month period ended September 30, 2005 and 2004, the Fund recognized interest income on notes made by related parties amounting to $27,891 and $14,098, respectively.

As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of September 30, 2005, the Fund is in compliance with this restriction.

Contra Equity Costs
The Fund incurred $ 0.00 and $ 11,778 during the 3-month periods ended September 30, 2005 and 2004, respectively, as additional costs in connection with the offering of units of membership interest in the Fund. These expenditures consisted primarily of the initial accounting and filing costs relating to the registration and as such being treated as syndication costs as contemplated in the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Accordingly, these costs are treated as reduction of Paid in Capital.

The Fund paid commissions to securities brokers in connection with the sale of membership interests by the Fund. The commission rates ranged between 3.50% and 4.50% of the gross sales proceeds from the sale of units of the Fund. The total amount of brokers commissions paid during the 3-month periods ended September 30, 2005 and 2004 was $ 57,644 and $ 48,511, respectively. These costs are recorded as "Costs incurred in raising capital" and included in the Balance Sheet under the heading "Members' contributions, net".

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                            September 30, 2005 & 2004


The Manager received $ 17,734 and $ 6,352 during the 3-month periods ended September 30, 2005 and 2004, respectively, representing management and servicing fees it was entitled to receive from the Fund.

Borrower's Costs

The Manager acts as loan broker in the initial placement of the Fund loans and performs loan servicing functions as well. The Manager is compensated by the Fund for such loan servicing activities and is compensated by the borrower for the initial placement of the loans. The Fund does not incur "Incremental Direct Costs" as defined in FASB's SFAS # 91. These are costs to originate loans that result directly from, and are essential to, the lending transaction, and would not have been incurred by the Fund had the lending transaction not incurred. The Manager of the Fund incurs these types of costs; consequently the Manager is entitled to receive certain fees for its services such as loan brokerage commissions, loan processing and documentation fees, loan servicing and asset management fees and reimbursement of other expenses of the Manager. None of these fees are paid by the borrower to the Fund directly and therefore are not included in the income and expenses of the Fund.

Broker's Commissions on Invested Funds
The Fund has retained the services of securities broker/dealers to sell units of membership interest in the Fund. One such broker/dealer is ePlanning Securities, Inc., which is affiliated with the Manager. Certain shareholders of the Manager (who are not members of the Fund) are also shareholders and/or directors of ePlanning. ePlanning sold membership units of the Fund to its client-investors during the 3-month period ended September 30, 2005 and 2004 amounting to $ 1,444,391 and $1,090,465 of which it realized commissions totaling $ 57,644 and $ 48,511, respectively. The brokers do not earn a commission until funds are transferred from the Subscription Account to the "Invested Funds" account, at which time the funds become contributed capital of the Fund.

Note 5 - Concentrations

Cash and Cash Items
Cash and cash items are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. At September 30, 2005, the Fund had approximately $ 870,913 of cash that exceeded this limit and thus was not covered by federal depository insurance. These deposits may be redeemed upon demand and therefore bear minimal risk. The Fund has not experienced any losses in such accounts.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                            September 30, 2005 & 2004


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

On the state level, the Fund is offering the units of Membership Interest pursuant to a permit issued by the California Department of Corporations. The permit requires annual renewal. The original permit was issued on February 24, 2003. The permit was renewed on March 2, 2005

As of September 30, 2005, the Fund was in compliance with all applicable federal and state securities laws.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         As of September 30, 2005, we have sold a total of 93,268.47 Units, at $100.00 per Unit, for a total of $ 9,326,847.00. As of September 30, 2005, Company members electing to reinvest their monthly income distributions have reinvested $ 451,079.00 back into the Company. After deducting for broker commissions and offering expenses ($ 514,418.00), the net proceeds to the Company from these sales have been $ 9,263,508. Members withdrew a total of $ 438,019 through the period ended September 30, 2005. As of September 30, 2005, the Company has $8,444,685 invested in commercial mortgage loans, with the remainder in the form of cash and other assets. As of September 30, 2005, the Company has 266 Members.

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

         To compare this with how the Company was doing one year ago, as of September 30, 2004, we had sold a total of 37,317.18 Units, for a total of $ 3,731,718.00. Members have reinvested $ 87,412 of their monthly income distributions back into the Company. After deducting for broker commissions and offering expenses ($ 265,408), the net proceeds to the Company from these sales were $ 3,553,722.00. The Company had $ 3,334,185.00 invested in commercial mortgage loans, with the remainder in the form of cash and other assets. As of September 30, 2004, the Company had 136 Members.

         Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Company are being treated as a reduction of paid in capital. Initial marketing fees and broker's commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees are currently 4.5% (4% commission, 0.5% marketing fee). Brokers are also entitled to receive "trailer commissions," equivalent to 0.5% of the average daily balance of invested capital for each investor. These are received following each anniversary of the investor's initial investment. As of September 30, 2005, the Company has capitalized $514,418 of syndication costs since inception.

         During the next twelve months, the Company will continue to be managed by Lakeside Financial Group, Inc. (the "Manager"), which will continue to underwrite and select loans for the Company to invest in, as well as short term investments for cash between loans. The Company will continue to raise capital with its intrastate offering under a permit from the California Department of Corporations. It is anticipated that, at some point in the future, we will offer the Units of Membership Interest in additional states through a registered public offering, but this is not anticipated to occur within the next twelve months. The Manager will continue to manage the Company as described in the Company's Operating Agreement. The Company will continue to pay the Manager, on a monthly basis, a management fee (annualized at 2.75% of gross assets under management) and loan servicing fee (annualized at 0.25% of loan principal amounts) to the extent these fees are not waived by the Manager. During the quarter ended September 30, 2005, the Manager accepted $ 17,734 of these fees, and waived a total of $ 52,529.00 of these fees.

         The Company does not expect to conduct product research and development during the next 12 months, but will continue to raise capital through the sale of membership interests and invest that capital

                                      -19
in commercial real estate loans. The Company does not expect to make any significant plant or equipment purchases or sales in the next 12 months. The Company expects to add one or two employees in the next 12 months. The Company has no off-balance sheet arrangements.


Item 3. Controls and Procedures.

         The Company receives subscriptions/investment funds from the general investing public through its designated brokers (primarily ePlanning Securities), and uses those funds to make loans secured by deeds of trust on real estate located primarily in California. The Company's operations are managed by its fund manager, Lakeside Financial Group, Inc. The Manager does not own a membership interest in the Company.

         The Company maintains a banking relationship with Bank of America. The following are the bank accounts established for the Company:

         Subscription Account - Bank of America. Upon receipt of initial subscriptions from potential investors, the funds are deposited directly into the BofA Subscription Account. This is a non-interest bearing account. The funds are held for a maximum period of sixty (60) days, until needed by the Company for loans or other purposes. The funds are then contributed to the capital of the Company in exchange for a membership interest. The Manager may hold funds in this account for longer than 60 days upon written consent of the subscriber. The Manager maintains a detailed record of the details of the Subscription Account for each subscriber. The balance in this account is reconciled monthly between the general ledger and the bank statement.

         General Operating/Disbursement Account - Bank of America. Monthly distributions to investors are drawn from this account. Funds are deposited into this account from the interest reserve account. Disbursements to members are processed at the beginning of each month. The balance in this account is reconciled monthly between the general ledger and the bank statement.

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

         Invested Funds Account - Bank of America. Funds are transferred from the Subscription Account to the Invested Funds Account for new loans and other purposes. Loans are funded through this account. Other expenses such as brokers' commissions are also paid out of this account directly. The balance in this account is reconciled monthly between the general ledger and the bank statement

INTERNAL ACCOUNTING CONTROL & PROCEDURES

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

         Interest income is credited directly into the bank account. Maturities of notes are also credited directly into the Bank of America-Invested Funds account.

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

         If an interest reserve was stipulated in the agreement, a check corresponding to the amount of the required reserve is issued and deposited into the Interest Reserve account with Bank of America. Subsequently, at the end of each month, the interest on such loan is calculated and transferred to the General Operating Account via Company check.

         The Company maintains a reserve for loan losses, which is based on an estimate of future loan losses, and is charged against the Company's earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the reserve account. The reserve for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the underlying collateral.

         Rollovers of investments from Affiliates

         An investor-member may invest the member's monthly income from other investments into the Company. In such cases, the administrator of the other investments issues checks in favor of the Company. These checks are handled in the same manner as any other cash receipts (i.e., endorsed, deposited into BofA's Subscription Account and entered into the accounting system). Again, such receipts for each investor-member are disclosed in the monthly statement of account furnished to each investor-member.

         Reinvestments of monthly earnings

         Investor-members may choose to re-invest their respective share of company profits back into the Company. This is accomplished through an instruction to Lakeside Mortgage Fund in the investor's original subscription agreement. Each month, the total of such re-invested funds is summarized and a single check is written to be reinvested on behalf of those investor-members. The check is deposited into the Bank of America Invested Funds account; such amount then becomes capital of the Company. Similarly, the re-invested amounts are disclosed in the monthly statement of accounts furnished to investor-members for review and reconciliation with their personal records. Any discrepancies are treated the same way as described above.

         Members' Equity and Percentage Ownership

         The Manager transfers each investment from the Subscription Account into the Invested Funds account within 60 days of receipt of the funds. The determination to transfer the subscription funds is made at the Manager's discretion, and is based on the needs of the Company to fund a loan or a mortgage. The Manager will obtain a subscriber's consent if the funds cannot be invested within the 60-day period, as stipulated in the Offering Circular. Each subscriber is credited with units of membership interest in the Company depending on the amount of his/her subscription that was invested into the Company. Each unit is priced at a fixed dollar amount of $100.00. The minimum amount of initial investment is 20 units, or $2,000.00.

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

         Effectiveness of Disclosure Controls and Procedures

         The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures and have concluded that they are effective as of the end of the period ending September 30, 2005.

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

         During the period covered by this report the Company made the following sales of unregistered securities, to various investors meeting the Company's investor suitability standards, on the terms described above:

         Date of Sale              Units Sold        Purchase Price
         ------------              ----------        --------------
         07/01/05                  1,576.03          $ 157,603.26
         07/25/05                  2,321.40          $ 232,140.26
         09/09/05                  5,073.76          $ 507,375.71
         09/16/05                  2,963.50          $ 296,350.00
         09/23/05                  1,300.00          $ 130,000.00

         07/05/05 (re investment)  381.94            $ 38,193.56
         08/02/05 (re investment)  410.14            $ 41,013.61
         09/02/05 (re investment)  417.15            $ 41,714.89

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

                                         LAKESIDE MORTGAGE FUND, LLC,
                                         A California Limited Liability Company

                                         By:     Lakeside Financial Group, Inc.,
                                                 Manager



Date:  November 11, 2005                 By: /s/ William F. Webster
                                            -----------------------------------
                                                 William F. Webster, President