Form 10KSB
period 2005-12-31
LAKESIDE MORTGAGE FUND LLC
filed 2006-03-30
CIK 1299919

U.S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10K-SB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 2005

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


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $ 849,149.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold ($100.00 per unit), was approximately $ 11,732,556.00 on February 28, 2006.

Transitional Small Business Disclosure Format (Check one): Yes |X|; No |_|

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

      The Company raises capital for its lending activities by selling equity interests, in the form of membership interests, to investors. The Company is currently offering its membership interests, in the form of Units of Membership Interest ("Units"), in an intrastate offering to California residents only. The Company is offering 250,000 Units, at a price of $100.00 per Unit, with a minimum investment per investor of 20 Units ($2,000.00), for a total offering amount of $25,000,000.00. The Company began offering the Units on February 24, 2003, and, as of December 31, 2005, has raised $ 10,634,577.00.

      The offering of Units is exempt from registration under federal securities laws pursuant to Section 3(a)(11) of the Securities Act of 1933, as amended, and Rule 147 promulgated thereunder. Under applicable state securities laws, the Company is offering the Units pursuant to a permit issued by the California Department of Corporations, originally issued on February 24, 2003, and renewed annually, with the most recent renewal dated February 1, 2006. (See, "III. The Offering of Membership Interests")

      Purchasers of Units become Members of the Company. Members receive monthly distributions of cash, or they may opt to reinvest their distributions back into the Company for more Units. Distribution amounts are based on amounts earned by the Company and the percentage interest of the Members. The rights and duties of Members are set forth in the Operating Agreement of the Company. Members do not engage in the management of the Company, but certain events (dissolution of the Company, amendment of the Operating Agreement, merger of the Company with another entity, and removal of the Manager) require the approval of the Members. (See, "V. Summary of Operating Agreement" for a complete description of the Operating Agreement and the rights and the duties of the Members.)

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

      B. RESULTS OF OPERATIONS. The Company was issued its permit to offer securities, by the California Department of Corporations, on February 24, 2003. That permit, as well as the annual permit renewals, provides for a maximum offering amount of $25,000,000.00, and a minimum offering amount of $500,000.00. We reached the minimum amount, and contributed the investor funds to the capital of the Company, on September 26, 2003. On December 31, 2005, the Company had Member capital contributions of $10,634,577.00, and 21 loans totaling $9,631,815.00, with the rest of the capital in the form of cash. One loan had gone into default (which has since been brought current), and all other borrowers were current on their interest payments.

      As of December 31, 2005, the Company had invested in the following outstanding loans:

Loan No.              Principal            Interest      Location of Collateral
--------             ----------            --------      ----------------------
200301            $   484,000.00            10.9%            Anderson, CA
AREI2003          $   224,390.00            12.0%            VA, NC, and SC
200405            $   177,000.00            10.9%            Byron, CA
200408            $   206,000.00            10.9%            West Sacramento, CA
200409            $   450,000.00            10.9%            Yuba City, CA
200410            $   890,000.00            12.0%            Galt, CA
200411            $   807,824.00            10.9%            Marina, CA
200412            $   500,000.00            10.0%            Mountain House, CA
200501            $   160,000.00            10.9%            Modesto, CA
200502            $   470,737.00            10.9%            Madera, CA
200503            $   708,050.00            10.9%            Martinez, CA
200504            $   750,000.00            12.0%            Stockton, CA
200505            $   153,000.00            10.9%            Hayward, CA
200506            $   126,000.00            10.9%            Hayward, CA
200507            $   230,000.00            12.0%            Los Banos, CA
200508            $   490,000.00            12.0%            Madera, CA
200509            $   380,000.00            10.9%            Los Gatos, CA
200510            $   400,000.00            12.0%            Los Banos, CA
200511            $1,071,564.00             12.0%            Homeland, CA
200512            $   850,000.00            12.0%            Oroville, CA
200513            $   103,250.00            12.0%            Arnold, CA

      All of the Company's loans were newly originated except loans AREI2003 and 200412. These investments are undivided interests in promissory notes which were originated through private placements. See, "VII. Potential Conflicts of Interest -- C. Company Loans to Related Parties." As of December 31, 2005 the average term of all outstanding loans was 17.2 months, and the average interest rate was 11.37%. All loans have interest-only payment terms, and all loans are current with respect to principal and interest.

      The Company began making distributions to Members in November of 2003. During the fiscal year ending December 31, 2005, the Company has made the following distributions to its Members, most of which have chosen to reinvest their distributions back into the Company (i.e., to compound their investment):

                           Members           Total Amt.         Amount          Amount of      Annualized
Month                      Rec. Dist.       Distributed       Compounded        Cash Dist.       Return
-----                      ----------       -----------       ----------        ----------       ------
January '05                179              $38,227.00        $27,647.00        $10,580.00       7.80%
February '05               190              $38,581.00        $28,040.00        $10,541.00       8.00%
March '05                  195              $44,920.00        $32,910.00        $12,010.00       8.00%
April '05                  209              $43,831.00        $32,063.00        $11,768.00       7.75%
May '05                    233              $51,276.00        $37,026.00        $14,250.00       8.00%
June '05                   248              $53,962.00        $38,194.00        $15,768.00       8.00%
July '05                   258              $58,105.00        $41,014.00        $17,091.00       8.00%
August '05                 258              $59,655.00        $41,715.00        $17,940.00       8.00%
September '05              267              $60,586.00        $42,861.00        $17,725.00       8.05%
October '05                281              $65,898.00        $46,109.00        $19,789.00       8.00%
November '05               282              $67,520.00        $45,819.00        $21,701.00       8.10%
December '05               286              $73,315.00        $50,048.00        $23,267.00       8.25%

      Note: The Manager is entitled to certain management fees from the Company, which the Manager has waived, in whole or in part, in the past (See, "VI. The Manager - A. Compensation to Manager," for a detailed explanation). If the Manager had not waived these fees during the above-mentioned periods, the returns to investors would have been 4.30%, 5.87%, 4.92%, 5.41%, 5.41%, 5.75%,
5.95%, 5.62%, 5.30%, 5.64%, 5.94% and 5.83% for the respective periods from
January 2005 through December 2005.

      C. TWELVE MONTH PLAN OF OPERATION. As of December 31, 2005, we have sold a total of 106,346 Units, at $100.00 per Unit, for a total of $10,634,577.00. After deducting for broker commissions and offering expenses, the net proceeds to the Company from these sales have been $10,102,409.00. The Company has $9,631,815.00 invested in commercial mortgage loans, with the remainder in the form of cash and/or other temporary investments such as short term commercial paper. As of December 31, 2005, the Company has 286 Members.

      During the next twelve months, the Manager will continue to underwrite and select loans for the Company to invest in, as well as short term investments for cash between loans. The Company will continue to raise capital with its intrastate offering under a permit from the California Department of Corporations. It is anticipated that, at some point in the future, we will offer the Units of Membership Interest in additional states through a registered public offering, but this is not anticipated to occur within the next twelve months. The Manager will continue to manage the Company as described herein and in the Company's Operating Agreement. (See, "IV. The Manager," and see "V. Summary of the Operating Agreement" for a discussion of the Operating Agreement). The Company will continue to pay the Manager, on a monthly basis, a management fee (annualized at 2.75% of gross assets under management) and loan servicing fee (annualized at 0.25% of loan principal amounts) to the extent these fees are not waived by the Manager. The Manager accepted only a portion of these fees during 2005. (See, "IV. A. Compensation to the Manager").

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

      In general, mortgage interest rates rose slightly or remained stable during 2005. The economy has shown signs of improvement. During 2005, the Federal Reserve Board increased the discount rate several times. It is not known whether further increases will occur in the near future. There are a number of continuing signs, however, that the economy in general may be improving, which normally generates increased transactions in the real estate marketplace, including demand for loans.


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

            The Company obtains a valuation prepared by an independent third party for each security property on which it makes or invests in a mortgage loan (a "Market Value Analysis"). Although the majority of these have been, and will continue to be, full appraisals prepared by licensed appraisers, on certain loans (primarily in market areas with which the principals of the Manager have familiarity) the Company has relied on valuations prepared by independent third parties which do not contain the level of information of a full appraisal. Generally these are valuations prepared by licensed real estate professionals using standard appraisal techniques, such as market analysis valuation and income analysis valuation, but do not contain the extensive background information often associated with full appraisals. Although there may be some added risk associated with using something other than a full appraisal, we feel that this added risk is offset by the fact that: (i) any Market Value Analysis which we use will contain the essential information contained in a full appraisal, and (ii) avoiding the delay associated with a full appraisal is part of the reason the Company can charge the interest rates that it does. Because the Company generally makes short-term loans, we do not usually require updates of appraisals. The Company decides, on a case-by-case basis, whether to require updates on loans which have longer terms. So far the Company has required the update of appraisals only in connection with term extensions.

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

            3. PRIORITY OF MORTGAGES. Our loans are secured primarily by first deeds of trust on California real property, however the Company may invest in deeds of trust which are junior to one or more senior encumbrances, i.e., second or even third deeds of trust. As of December 31, 2005 the Company has outstanding 11 loans secured by first deeds of trust, and 10 loans secured by second deeds of trust. If a loan is secured by a first deed of trust, the deed of trust is senior to all other recorded monetary liens other than liens for taxes or the assessments of special assessment districts to fund streets, utilities or other public improvements. If a Loan is secured by a junior deed of trust (i.e., a second or third deed of trust) the obligations secured by the senior lien(s) must not be in default at the time of the loan closing; however, loan proceeds may be used to cure defaults under the senior lien(s). As of December 31, 2005, no loan proceeds have been used to cure senior loans in default. Loans may also be secured by one or more additional deeds of trust encumbering other property owned by the borrower or its affiliates where, in the Manager's reasonable judgment, such cross-collateralization is necessary to meet the loan-to-value ratio requirements set forth above or to further enhance the security for the loan.

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

            5. TERMS OF LOANS; BALLOON PAYMENTS. The terms of Company loans vary based on the needs of the borrower and the decision of the Manager. Most Company loans generally have a term of between 60 days and two years, and provide for monthly payments of interest only, with a "balloon payment" at the end of the term. Other Company loans may have longer terms, but generally are not fully amortizing (i.e., the original principal amount of the loan will be repaid in equal monthly installments of principal and interest over the term).

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

            8. LOANS TO RELATED PARTIES. The Company may make or invest in loans to persons or entities that are affiliated with the Manager or its shareholders. Such loans: (i) will not exceed 20% of total Company assets; (ii) must not be more favorable to the borrower than similar loans negotiated at arm's-length; and (iii) must be repurchased by the Manager if the loan is in default more than 30 days. Such loans, if made, may involve significant conflicts of interest. The last of the three requirements for such loans is in recognition of the fact that, if the loan is to a party affiliated with the Manager, and the Company is depending on the Manager to assert its rights with respect to a default on the loan, there is a potential conflict of interest. The duty of the Manager to purchase the loan is an unsecured obligation of the Manager. If this duty were to arise, the Manager would most likely seek financing to purchase the loan and then institute and prosecute foreclosure proceedings on its own to recover the loan amount. As of December 31, 2005 the Company has made three loans to affiliated entities. (See, VII. "Potential Conflicts of Interest - C. Company Loans to Related Parties.")

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

      E. LEVERAGING THE PORTFOLIO. The Company may borrow funds from a third party lender (which may be, but is not required to be, a bank or other financial institution) in order to: (i) fund additional mortgage loans; (ii) prevent default of loans senior to Company loans or discharge such loans entirely; or
(iii) develop or operate any real property acquired by the Company as a result of a loan default. The Company may assign all or a portion of the Company's loan portfolio to the lender as security for the loan(s). Leveraging the Company's loan portfolio may result in increased yield to the Company if the interest earned by the Company on its leveraged loans exceeds the interest that must be paid by the Company on the funds borrowed from a third party lender. Leveraging a loan for any purpose, however, entails certain risks to the Company that would not otherwise be present if the Company funded all of its loans from its own funds. Borrowing funds from third party lenders to make payments to senior lenders or to develop or operate any real property acquired by the Company as a result of a loan default also entails additional risks. For example, should the Company's net income be insufficient to pay these loans as they become due or should the Company otherwise default on such loans, the Company will be at risk of losing assets (i.e., the Company loans) pledged as security. As of December 31, 2005, the Company has not engaged in any of the above-described leveraging activities.


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

            With respect to applicable state securities laws, the Units are offered pursuant to a permit issued to the Company for this offering by the California Department of Corporations pursuant to Sections 25110 and 25113 of the California Corporations Code. The permit was originally granted on February 24, 2003. The permit must be renewed annually, and the last renewal was granted on February 1, 2006. If the Company did not renew its permit, it would have a limited ability to continue to sell Units under one or more exemptions from qualification under California securities laws, but its ability to raise capital through the sale of Units would be greatly reduced.

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

            3. ELECTION TO COMPOUND OR RECEIVE MONTHLY CASH DISTRIBUTIONS. Upon subscribing for Units, an investor must elect whether to receive monthly cash distributions from the Company or to allow his or her earnings to compound (i.e., reinvest for additional Units). An investor may elect to switch from compounding to monthly distributions, or from monthly distributions to compounding, upon sixty (60) days prior notice to the Manager. Income allocable to investors who elect to compound their earnings will be retained by the Company for investing in further mortgage loans or other proper Company purposes. Investors who compound will be credited with a larger proportionate share of such earnings than investors who receive monthly distributions since the capital accounts of investors who compound will increase over time. Earnings which are compounded are first placed into the non-interest-bearing Subscription Account. The amounts are transferred to the capital of the Company at the discretion of the Manager, and at that time the Membership Interest of the investor is credited with the additional investment. The transfers occur at the discretion of the Manager, and the compounded funds have no priority of first use. As of December 31, 2005, 228 of the Company's 286 Members have elected to compound their earnings.

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

      C. PLAN OF DISTRIBUTION. The Units may be offered and sold directly by the Company, with no commissions or fees paid on such sales. The Units may also be offered and sold by independent securities broker/dealers retained by the Company, who receive selling commissions of up to 4.5% of the gross sales proceeds from the sales of Units effected by such broker/dealers. Certain commission arrangements include a trailing payment of 0.5% per annum of such proceeds as long as the Units sold remain outstanding. To the extent that a Member purchases Units through a broker/dealer and elects to compound his or her earnings in the Company, any annual commissions negotiated by the Company are calculated based upon the increased value of such Member's capital account on the last day of the month of the anniversary of admission. Any such commissions directly reduce the proceeds received from this offering for investment in mortgage loans by the Company, and reduce the capital accounts of the Members. There is no firm commitment to purchase any Units, and there is no underwriter for the offering of Units.

      As of December 31, 2005 the Company has retained the services of one broker/dealer, ePlanning Securities, to sell the Units. Under the Broker/Dealer Agreement between the Company and ePlanning, agents for ePlanning receive a 4% commission for the sale of Units, plus a 0.5% annual trailer based on amounts remaining invested with the Company. Additionally, ePlanning receives a 0.5% payment as a marketing fee.


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

      B. TAX RISKS. The Company has elected to be treated as a partnership for federal income tax purposes. Any favorable federal tax treatment presently available with respect to the Company could be affected by any changes in tax laws that may result from future Congressional action, tax court or other judicial decisions, or interpretations of the Internal Revenue Service. Other tax risks include: (i) if the Company is deemed by the IRS not to be engaged in a trade or business, the Members' share of expense deductions would be reduced;
(ii) interest paid by investors who finance their purchase of Units may not be deductible; and (iii) an IRS audit of the Company's tax return, books and records could result in an audit of investors' tax returns.

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

      N. CONCENTRATION OF LOANS. Six (6) loans totaling $ 3,831,564 were made to separate entities controlled by the same person. Each of the various borrowing entities is an independent entity organized for a specific project, and the various entities own real property in various places around California, mostly in the Central Valley. These loans represent 40% of the Fund's total loan portfolio. The loans are all current, are adequately collateralized by the underlying real estate properties, and are each personally guarantied by the controlling person.


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

      WITHDRAWAL FROM THE COMPANY. A Member may not withdraw from the Company for at least twelve (12) months after the date such Units are purchased. After twelve (12) months, Members may withdraw all or part of their capital accounts from the Company by giving at least sixty (60) days prior written notice to the Manager. The amount that a withdrawing Member will receive from the Company is based on the withdrawing Member's capital account. A Member's capital account balance is calculated by adding the Member's initial investment, plus any additional investments, plus any reinvested (compounded) earnings, plus any undistributed earnings, minus the Members proportionate share of the Company's capitalized costs (which consist of expenses incurred in connection with the raising of capital). A capital account is an amount calculated for tax and accounting purposes, and may be greater than or less than the fair market value of such investor's Membership Interest in the Company. The fair market value of a Member's interest in the Company will generally be irrelevant in determining amounts to be paid upon withdrawal, except to the extent that the current fair market value of the Company's loan portfolio is realized by sales of existing loans (which sales are not required to be made). The Company will not establish a reserve from which to fund withdrawals and, accordingly, the Company's capacity to return a Member's capital account is restricted to the availability of Company cash flow. Upon withdrawal, Members will receive an amount equal to their original investment with any difference between the Member's capital account and Member's original investment being paid by the Manager.

      The Manager will not liquidate (and Members will not be entitled to withdraw), within any single calendar year, more than ten percent (10%) of the total Company capital accounts outstanding at the beginning of such calendar year. Distributions to a withdrawing Member of their capital account may be limited to $25,000 per calendar quarter. Unless otherwise waived by the Manager, any withdrawals requested by a Member and disbursed by the Company within the three-year period following the first year (i.e., four years after the date such Member's Units are purchased) shall be reduced by the following amounts as a penalty for early withdrawal from the Company: (i) three percent (3%) of any amount disbursed in the year following the expiration of the first year; (ii) two percent (2%) of any amount disbursed in the second year following the expiration of the first year; and (iii) one percent (1%) of any amount disbursed in the third year following the expiration of the first year.

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

FORM OF COMPENSATION                            ESTIMATED AMOUNT OR METHOD OF
Loan Brokerage Commissions, Renewal             COMPENSATION Anticipated to
and Forbearance Fees                            average between 2% and 6% of the
                                                principal amount of each loan.
                                                Such fees will be paid to the
                                                Manager by the borrowers and
                                                will not be borne by the
                                                Company.

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

Broker/Dealer Commissions to Affiliates of      Broker/dealers selling Units on
Manager                                         behalf of the Company are
                                                entitled to receive commissions
                                                of up to 4.5% of the sales
                                                price, and certain commission
                                                arrangements may include a
                                                trailing payment of up to 0.5%
                                                per year for amounts remaining
                                                invested. Certain broker/dealers
                                                selling Units on behalf of the
                                                Company may be affiliated with
                                                the Manager.

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

      The Manager has, from time to time, waived some or all of the Asset Management Fee and the Loan Servicing Fee which the Company pays to the Manager. During the fiscal year ending on December 31, 2005, the Company has waived the following fees:

  Month       Asset M Fee  Loan S Fee  Total Fees   Fees Paid  Fees Waived
  -----       -----------  ----------  ----------   ---------  -----------

Jan. 2005     $14,253.00   $1,086.00   $15,339.00   $    0.00   $15,339.00
Feb. 2005     $14,839.00   $1,215.00   $16,054.00   $5,925.00   $10,129.00
Mar. 2005     $16,016.00   $1,301.00   $17,317.00   $3,051.00   $14,266.00
Apr. 2005     $17,034.00   $1,316.00   $18,350.00   $6,482.00   $11,868.00
May. 2005     $18,862.00   $1,550.00   $20,412.00   $3,834.00   $16,578.00
Jun. 2005     $19,310.00   $1,633.00   $20,943.00   $7,033.00   $13,910.00
Jul. 2005     $20,315.00   $1,719.00   $22,034.00   $4,958.00   $17,076.00
Aug. 2005     $22,068.00   $1,694.00   $23,762.00   $5,305.00   $18.457.00
Sep. 2005     $22,708.00   $1,759.00   $24,467.00   $7,471.00   $16,996.00
Oct. 2005     $23,395.00   $1,989.00   $25,384.00   $5,912.00   $19,472.00
Nov. 2005     $24,124.00   $1,996.00   $26,120.00   $9,797.00   $16,323.00
Dec. 2005     $25,849.00   $2,007.00   $27,856.00   $6,336.00   $21,520.00

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

      The Company currently has three (3) investments with affiliated entities, in the amounts of $224,390.00, $177,000.00, and $500,000.00, constituting 8.04%
of the total of Company assets as of December 31, 2005. These three investments were made in the normal course of the Company's business, were subjected to the Company's normal underwriting process, were made on the Company's standard terms for such investments, and do not appear to represent an unusual risk. All three investments are current as to principal and interest as of December 31, 2005, and as of the date of this filing.

      Of these investments, one investment ($224,390.00) is an undivided interest in a promissory note, the proceeds or which are distributed among five different limited liability companies of which James S. Koenig, Gary Armitage, and Jeffery Guidi (all of whom are shareholders and directors of the Manager), directly or indirectly, are members. The promissory note is secured by mortgages on five different assisted living facilities located in North Carolina, South Carolina and Virginia, has a term of 36 months, and pays an interest rate of 12% per annum. The second investment ($177.00.00) is a loan to an affiliated entity, Koco, LLC (in which Armitage and Guidi are each 50% general partners in a partnership that has a 50% interest in an entity that has a 75% interest in Koco, and in which Koenig is a limited partner with a 99% limited partnership interest in an entity which has a 50% interest in an entity that has a 75% interest in Koco), the proceeds of which were used for the purchase of real property, which is secured by a second deed of trust on real property owned by the borrower, which has a term of 12 months, and which pays an interest rate of 10.9%. The third investment ($500,000.00) is an undivided interest in a promissory note made by an entity of which James S. Koenig, Gary Armitage, and Jeffery Guidi (all of whom are shareholders and directors of the Manager), directly or indirectly, are members. The proceeds of that loan are being used for completion of a golf course owned by the maker of the note. The note has a term of 36 moths, and pays interest to the Company at a rate of 10%.

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


ITEM 3.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

      DIRECTORS AND EXECUTIVE OFFICERS

      The Company is a California limited liability company. As such, it has no officers and directors. All management powers are vested in the Manager, Lakeside Financial Group, Inc., which is a California corporation. The following table sets forth certain information with respect to the executive officers and directors of the Manager:

Name                      Age               Position
-----------------------------------------------------------------------------
William F. Webster        46                President, Secretary and Director
Placido Canta             52                Chief Financial Officer
Richard Nelson            65                Vice President
James S. Koenig           52                Director
Gary Armitage             55                Director
Jeffery Guidi             49                Director

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

      GARY ARMITAGE. Gary Armitage is a director and shareholder of the Manager. Mr. Armitage is currently a principal of AGA Financial, which is a financial planning company and securities broker. Mr. Armitage has held this position since 1996. AGA Financial is an agent of ePlanning Securities, a registered broker-dealer. AGA Financial, as well as ePlanning's other agents, are among those brokers facilitating the sale of Units for the Company. In facilitating the sale of units, brokers such as Mr. Armitage and other salespersons acting as agents of ePlanning introduce and describe the Company and the Units to prospective investors, furnish the prospective investors with the necessary disclosure documents prepared by the Company including the Offering Circular, and assist prospective investors in completing and returning Subscription Agreements prepared by the Company. Pursuant to the Broker/Dealer Agreement currently in place between the Company and ePlanning Securities, agents for ePlanning (such as Mr. Armitage) receive a 4% commission for the sale of Units, plus a 0.5% annual trailer based on amounts remaining invested with the Company. Additionally, ePlanning receives a 0.5% payment as a marketing fee. Prior to his involvement with AGA Financial, Mr. Armitage worked as an insurance agent for Equitable Life Insurance Company.

      JEFFERY GUIDI. Mr. Guidi is a director and shareholder of the Manager. Mr. Guidi is currently a principal of AGA Financial, which is a financial planning company and securities broker. Mr. Guidi has held this position since 1996. AGA Financial is an agent of ePlanning Securities, a registered broker-dealer. AGA Financial, as well as ePlanning's other agents, are among those brokers facilitating the sale of Units for the Company. In facilitating the sale of units, brokers such as Mr. Guidi and other salespersons acting as agents of ePlanning introduce and describe the Company and the Units to prospective investors, furnish the prospective investors with the necessary disclosure documents prepared by the Company including the Offering Circular, and assist prospective investors in completing and returning Subscription Agreements prepared by the Company. Pursuant to the Broker/Dealer Agreement currently in place between the Company and ePlanning Securities, agents for ePlanning (such as Mr. Guidi) receive a 4% commission for the sale of Units, plus a 0.5% annual trailer based on amounts remaining invested with the Company. Additionally, ePlanning receives a 0.5% payment as a marketing fee. Prior to his involvement with AGA Financial, Mr. Guidi worked as a financial planner for EQ Financial Consultants, Inc. Prior to that, Mr. Guidi worked in the mortgage lending division of First Nationwide Bank.


ITEM 4.  REMUNERATION OF DIRECTORS AND OFFICERS

      (a) The Company, as a limited liability company, has no officers and directors. All management powers are vested in the Manager, which is a California corporation. The following table sets forth the aggregate annual remuneration of each of the three highest paid persons who are officers or directors of the Manager for the past fiscal year which ended on December 31, 2005.

Name of                    Capacities in which                      Aggregate
Individual or Group        Remuneration was received                Remuneration
--------------------------------------------------------------------------------

William F. Webster(1)               Officer and Director            $219,942.00
Placido Canta(2)                    Officer                         $126,050.00

      1. In addition to the above amount, Mr. Webster was also entitled to receive: (i) a bonus in the amount of 5.0% of the net income of the Manager, but received nothing because the Manager had a net loss for the year ended December 31, 2005; and (ii) shares of common stock in the Manager equal to 2% of the outstanding shares of the Manager, pursuant to which Mr. Webster was issued 4,378 shares of common stock in early 2005.

      2. In addition to the above amount, Mr. Canta was also entitled to receive a bonus in the amount of 2.0% of the net income of the Manager, but received nothing because the Manager had a net loss for the year ended December 31, 2005.

ITEM 5.           SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
                           SECURITYHOLDERS

      (a) The Company, as a limited liability company, has no officers or directors, with all of the management powers being vested in the Manager. No persons owns 10% or more of the Company's outstanding securities.

            All of the outstanding voting securities of the Manager are held by the persons set forth below, all of whom are directors and/or officers of the Manager. Holdings as of December 31, 2005 are as follows:

NAME AND ADDRESS                                      NUMBER OF    PERCENTAGE OF
   OF OWNER                      TITLE OF CLASS     SHARES OWNED       CLASS
--------------------------------------------------------------------------------
James S. Koenig                   Common Stock        102,940          48.0%
8538 Upland Court
Redding, CA 96001

Gary Armitage                     Common Stock         51,470          24.0%
4030 Old Barn Road
Healdsburg, CA

Jeffery Guidi                     Common Stock         51,470          24.0%
264 Boas Drive
Santa Rosa, CA

William F. Webster                Common Stock          8,580           4.0%
1905 Juarez Lane
Redding, CA 96003

All Officers and Directors        Common Stock        214,460         100.0%
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

      The Company currently has three (3) investments with affiliated entities, in the amounts of $224,390.00, $177,000.00, and $500,000.00, constituting 8.04%
of the total of Company assets as of December 31, 2005. These three investments were made in the normal course of the Company's business, were subjected to the Company's normal underwriting process, were made on the Company's standard terms for such investments, and do not appear to represent an unusual risk. All three investments are current as to principal and interest as of December 31, 2005, and as of the date of this filing.

      Of these investments, one investment ($224,390.00) is an undivided interest in a promissory note, the proceeds or which are distributed among five different limited liability companies of which James S. Koenig, Gary Armitage, and Jeffery Guidi (all of whom are shareholders and directors of the Manager), directly or indirectly, are members. The promissory note is secured by mortgages on five different assisted living facilities located in North Carolina, South Carolina and Virginia, has a term of 36 months, and pays an interest rate of 12% per annum. The second investment ($177.00.00) is a loan to an affiliated entity, Koco, LLC (in which Armitage and Guidi are each 50% general partners in a partnership that has a 50% interest in an entity that has a 75% interest in Koco, and in which Koenig is a limited partner with a 99% limited partnership interest in an entity which has a 50% interest in an entity that has a 75% interest in Koco), the proceeds of which were used for the purchase of real property, which is secured by a second deed of trust on real property owned by the borrower, which has a term of 12 months, and which pays an interest rate of 10.9%. The third investment ($500,000.00) is an undivided interest in a promissory note made by an entity of which James S. Koenig, Gary Armitage, and Jeffery Guidi (all of whom are shareholders and directors of the Manager), directly or indirectly, are members. The proceeds of that loan are being used for completion of a golf course owned by the maker of the note. The note has a term of 36 moths, and pays interest to the Company at a rate of 10%.

                                     PART II


ITEM 1. MARKET PRICE OF DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

      (a) Market Information. There is no established trading market for the Company's Membership Interests, and it is not anticipated that any such trading market will develop. There are no outstanding options, warrants or convertible securities.

      (b) Holders. The Company has 286 Members as of December 31, 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company submitted no matters to its Members for approval during the fiscal year covered by this report.

ITEM 5. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Company was furnished with no late reports on Forms 3, 4 or 5 during the period covered by this report.

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Manager and
Members of Lakeside Mortgage Fund, LLC


We have audited the accompanying balance sheets of Lakeside Mortgage Fund, LLC (a California limited liability company) as of December 31, 2005 and 2004 and the related statements of operations, members' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeside Mortgage Fund, LLC (a California limited liability company) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.


Nicholson & Olson
Roseville, California
March 1, 2006

[LOGO] LAKESIDE FINANCIAL GROUP, INC.
443 REDCLIFF DRIVE,
SUITE 100
REDDING, CA 96002
PH. (530) 226--5850
FAX (530) 226--5853



                              FINANCIAL STATEMENTS



                           LAKESIDE MORTGAGE FUND, LLC



                            DECEMBER 31, 2005 & 2004

                           LAKESIDE MORTGAGE FUND, LLC
                                 BALANCE SHEETS
                                  DECEMBER 31,

                                                                                       2005             2004

                               ASSETS

        Cash and cash items (Note 5)                                              $ 1,338,972      $   514,164
        Loan interest reserve (restricted)                                            283,240          235,621
        Accrued interest receivable                                                    19,069           14,180
        Notes receivable - related parties (Notes 3 and 4)                            901,390          982,000
        Notes receivable - non related parties, net of allowance for bad
           debts: $59,000 and $7,100 in 2005 and 2004, respectively (Note 3)        8,671,424        4,027,389
                                                                                  -----------      -----------

TOTAL ASSETS                                                                      $11,214,095      $ 5,773,354
                                                                                  ===========      ===========


                   LIABILITIES AND MEMBERS' EQUITY


        Accounts payable & other current liabilities                              $    30,953      $    15,522
        Uninvested subscriptions                                                      740,944          234,741
        Deferred interest on notes receivable                                         283,240          235,621
                                                                                  -----------      -----------

Total liabilities                                                                   1,055,137          485,884
                                                                                  -----------      -----------

Members' equity (Note 4)
        Members' contributions, net                                                10,102,409        5,267,710
        Retained earnings                                                              56,549           19,760
                                                                                  -----------      -----------

        Total Members' equity                                                      10,158,958        5,287,470
                                                                                  -----------      -----------

TOTAL LIABILITIES AND MEMBERS' EQUITY                                             $11,214,095      $ 5,773,354
                                                                                  ===========      ===========


SEE ACCOMPANYING NOTES

                           LAKESIDE MORTGAGE FUND, LLC
                            Statements of Operations
                       For the Periods Ended December 31,

                                                    2005          2004

Revenues
      Interest Income                             $849,149      $270,925
                                                  --------      --------

      Total revenues                               849,149       270,925
                                                  --------      --------


EXPENSES
      Management fees (Note 4)                      66,123        22,139
      Provision for loan losses                     52,600         7,100
      Professional fees - accounting & taxes        26,933        18,171
      Trailer commissions                           19,337         5,598
      Advertising                                    3,250           750
      Legal fees                                     3,872           700
      Printing                                       3,759            --
      Conferences & seminars                         2,500            --
      Permits, fees & licenses                       5,498            --
      Taxes                                          3,200            --
      Other operating expenses                       7,925           495
                                                  --------      --------

      Total expenses                               194,997        54,953
                                                  --------      --------

NET INCOME                                        $654,152      $215,972
                                                  ========      ========


SEE ACCOMPANYING NOTES

                           LAKESIDE MORTGAGE FUND, LLC
                    (A California Limited Liability Company)

                          STATEMENTS OF MEMBERS' EQUITY

                For the Periods Ended December 31, 2005 and 2004

                                                                       Members'          Retained
                                                                    CONTRIBUTIONS         EARNINGS             TOTAL

MEMBERS' EQUITY, SEPTEMBER 26, 2003 (INCEPTION DATE)                   $        -              $    -          $        -
       Contributions                                                        941,035                                 941,035
       Costs incurred in raising capital                                   (107,936)                               (107,936)
       Reinvestment of members' share of net income                           2,981                                   2,981
       Net income                                                                                10,264              10,264
       Cash distribution                                                                         (4,906)             (4,906)
                                                                  ----------------------------------------------------------

MEMBERS' EQUITY, DECEMBER 31, 2003                                          836,080               5,358             841,438

       Contributions                                                      4,521,367                               4,521,367
       Costs incurred in raising capital                                   (234,093)                               (234,093)
       Reinvestment of members' share of net income                         144,356                                 144,356
       Net income                                                                               215,973             215,973
       Cash distribution                                                                       (201,571)           (201,571)
                                                                  ----------------------------------------------------------


MEMBERS' EQUITY, DECEMBER 31, 2004                                        5,267,710              19,760           5,287,470

       Contributions                                                      5,075,826                               5,075,826
       Costs incurred in raising capital                                   (190,139)                               (190,139)
       Reinvestment of members' share of net income                         438,532                                 438,532
       Investors' withdrawals                                              (489,520)                               (489,520)
       Net income                                                                               654,152             654,152
       Cash distribution                                                                       (617,363)           (617,363)
                                                                  ----------------------------------------------------------


MEMBERS' EQUITY, DECEMBER 31, 2005                                     $ 10,102,409            $ 56,549        $ 10,158,958
                                                                  ==========================================================


SEE ACCOMPANYING NOTES

                           LAKESIDE MORTGAGE FUND, LLC
                            STATEMENTS OF CASH FLOWS
                       FOR THE PERIODS ENDED DECEMBER 31,

                                                                2005               2004


CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income from operations                           $   654,152       $   215,973
      Provision for bad debts                                   51,900             7,100
      Loan interest reserves (restricted)                      (47,618)         (228,718)
      Loan interest reserve & other assets                      (4,889)          (12,342)
      Accounts payable and other liabilities                    15,430            14,923
      Deferred interest on notes receivable                     47,618           228,718
                                                           -----------       -----------

      Sub total                                                716,593           225,654
                                                           -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

      Investment in related party notes receivable              80,610          (807,000)
      Notes receivable secured by real estate               (4,695,935)       (3,654,489)
                                                           -----------       -----------

      Sub total                                             (4,615,325)       (4,461,489)
                                                           -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

      Investors' subscriptions                                 506,204            63,386
      Members' contributions & re investments                5,534,358         4,665,723
      Costs incurred in raising capital & commissions         (190,139)         (259,093)
      Investors' withdrawals                                  (509,520)               --
      Cash distributions to members                           (617,363)         (201,571)
                                                           -----------       -----------

      Sub total                                              4,723,540         4,268,445
                                                           -----------       -----------


NET CHANGE IN CASH DURING THE PERIOD                           824,808            32,610

CASH IN BANK, BEGINNING OF PERIOD                              514,164           481,554
                                                           -----------       -----------


CASH IN BANK, END OF PERIOD                                $ 1,338,972       $   514,164
                                                           ===========       ===========


SEE ACCOMPANYING NOTES

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



1

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

                          LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

                          LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

                          LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

      As of December 31, 2005, one (1) loan amounting to $ 206,000 was past due (matured on December 22, 2005) and remained unpaid at the end of the year. The delinquency was however subsequently cured and the note is now on current status.

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

                          LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

      As of December 31, 2005 and 2004, the balance of the reserve for loan losses amounted to $ 59,000.00 and $ 7,100.00, respectively.

(H) INTEREST RESERVE ACCOUNT The Fund often requires borrowers to set up interest reserve accounts from which monthly payments of interest are made. The interest reserve is deposited into a separate bank account in the name of the Fund, designated specifically as interest reserve on loan/s issued by the Fund. At the end of the month, the Fund draws the calculated monthly interest on outstanding loans from the interest reserve account and transfers such amount into the general operating account of the Fund as part of the distributable fund available for monthly disbursement to the members. The equivalent unearned amount is recorded as a Deferred Interest Reserve Account in the liabilities section of the balance sheet. As of December 31, 2005 and 2004, the interest reserve and deferred interest reserve accounts carried balance amounting to $ 283,240.00 and $ 235,621.00, respectively.

(I) CONTRA-EQUITY ACCOUNTS: OFFERING COSTS AND COMMISSIONS INCURRED IN CONNECTION WITH RAISING OF CAPITAL Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees and broker's commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees range between 3.5% - 4.5%, depending on the commission plan selected by individual brokers. The brokers are also entitled to receive "trailer commissions" equivalent to 1/2 of 1% of the average daily invested capital at the anniversary of the invested funds. The initial marketing/broker's fees are capitalized in accordance with GAAP, pursuant to the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Subsequent payments of trailer commissions however are treated as period costs and charged to current earnings of the Fund. As such, the initial marketing/broker's fees are included in the Balance Sheet under the caption heading "Members' contributions, net" while the trailer commissions are shown in the Statement of Operations, when incurred. The Fund has capitalized $ 190,139 and $ 234,093 of syndication costs and brokers' fees during 2005 and 2004, respectively.

(J) ORGANIZATION COSTS All costs including registration and legal fees incurred in connection with the setting up and incorporating of the Fund have been expensed and have been borne by the Manager.

                          LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

      As of December 31, 2005 and 2004, the uninvested funds in the Subscription Account amounted to $ 740,944.00 and $ 234,741.00, respectively.

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

                          LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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


NOTE 3 - LOANS SECURED BY TRUST DEEDS

At December 31, 2005 and 2004, the Fund held the following types of mortgages:

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

                                                2005                    2004

         Commercial                         $ 1,957,390            $ 2,564,185
         Construction                       $ 2,261,637            $   668,304
         Unimproved Land                    $ 5,412,787            $ 1,784,000
         Residential                        $     0                $     0
                                            ------------------------------------


         Total                              $ 9,631,814            $ 5,016,489
                                            ------------------------------------


         First Mortgages                    $ 4,930,374            $ 2,425,489
         Second Mortgages                   $ 4,701,440            $ 2,591,000
         Third Mortgages                    $         0            $     0
                                            ------------------------------------


         Total                              $ 9,631,814            $ 5,016,489
                                            ------------------------------------

     Scheduled maturities of loans secured by trust deeds as of December 31, 2005 and the interest sensitivity of such loans are as follows:

                                            Fixed          Variable
                                            Interest       Interest
                                            Rate           Rate          Total
                                            -----------------------------------


         Year Ending December 31:
         2005                               $ 1,013,823      0     $ 1,013,823
         2006                               $ 8,147,254      0     $ 8,147,254
         2007                               $   470,737      0     $   470,737
         2008                                      0         0           0
         2009                                      0         0           0
                                            ------------------------------------



         Total                              $ 9,631,814      0     $ 9,631,814
                                            ------------------------------------

     The Fund has no variable interest rate loans at December 31, 2005.

     At December 31, 2005, 98% of the Fund's Loans Receivable was collateralized by properties located in California.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

     As of December 31, 2005, the Fund's loan portfolio consisted of eighteen
     (18) real estate loans to unrelated parties totaling $ 8,730,424 and three
     (3) loans receivable from related parties amounting to $ 901,390. These debt securities are all secured by deeds of trust.

      1. Loan 200301 amounting to $ 484,000, due in monthly installments of $ 4,396 interest only at 10.90% maturing on May 1, 2006. This loan is secured by a first trust deed on the underlying property.
      2. Loan 200408 amounting to $ 206,000, due in monthly installments of $ 1,871 interest only at 10.90% maturing on December 22, 2005. This loan is secured by a second trust deed on the underlying property. This loan was past due at the end of the year. The note was subsequently renewed to mature on June 22, 2006.
      3. Loan 200410 amounting to $ 890,000, due in monthly installments of $ 8,900 interest only at 12.00% maturing on March 15, 2006. This loan is secured by a second trust deed on the underlying property.
      4. Loan 200409 amounting to $ 450,000, due in monthly installments of $ 4,088 interest only at 10.90% maturing on April 12, 2006. This loan is secured by a first trust deed on the underlying property.
      5. Loan 200411 amounting to $ 807,823, due in monthly installments of $ 7,338 interest only at 10.90% maturing on June 6, 2006. This loan is secured by a first trust deed on the underlying property.
      6. Loan 200501 amounting to $ 160,000, due in monthly installments of $ 1,453 interest only at 10.90% maturing on January 11, 2006. This loan is secured by a first trust deed on the underlying property.
      7. Loan 200502 amounting to $ 470,737, due in monthly installments of $ 4,276 interest only at 10.90% maturing on January 18, 2007. This loan is secured by a first trust deed on the underlying property.
      8. Loan 200503 amounting to $ 708,050, due in monthly installments of $ 6,431 interest only at 10.90% maturing on February 1, 2006. This loan is secured by a second trust deed on the underlying property.
      9. Loan 200504 amounting to $ 750,000 due in monthly installments of $ 7,500 interest only at 12.00% maturing on March 8, 2006. This loan is secured by a second trust deed on the underlying property.
      10. Loan 200505 amounting to $ 153,000 due in monthly installments of $ 1,390 interest only at 10.90% maturing on March 11, 2006. This loan is secured by a first trust deed on the underlying property.
      11. Loan 200506 amounting to $ 126,000 due in monthly installments of $ 1,272 interest only at 10.90% maturing on March 11, 2006. This loan is secured by a second trust deed on the underlying property.

                          LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

      12. Loan 200507 amounting to $ 230,000 due in monthly installments of $ 2,300 interest only at 12.00% maturing on March 25, 2006. This loan is secured by a second trust deed on the underlying property.
      13. Loan 200508 amounting to $ 490,000 due in monthly installments of $ 4,900 interest only at 12.00% maturing on April 11, 2006. This loan is secured by a second trust deed on the underlying property.
      14. Loan 200509 amounting to $ 380,000 due in monthly installments of $3,452 interest only at 10.90% maturing on May 19, 2006. This loan is secured by a first trust deed on the underlying property.
      15. Loan 200510 amounting to $ 400,000 due in monthly installments of $ 4,000 interest only at 12.00% maturing on May 8, 2006. This loan is secured by a second trust deed on the underlying property.
      16. Loan 200511 amounting to $ 1,071,564 due in monthly installments of $ 10,716 interest only at 12.00% maturing on March 15, 2006. This loan is secured by a first trust deed on the underlying property.
      17. Loan 200512 amounting to $ 850,000 due in monthly installments of $ 8,500 interest only at 12.00% maturing on October 14, 2006. This loan is secured by a first trust deed on the underlying property.
      18. Loan 200513 amounting to $ 103,250 due in monthly installments of $ 1,033 interest only at 12.00% maturing on December 12, 2006. This loan is secured by a first trust deed on the underlying property.
      19. Loan 200405 to a related party amounting to $ 177,000, due in monthly installments of $ 1,608 interest only at 10.90% maturing on June 11, 2006. This loan is secured by a second trust deed on the underlying property.
      20. Investment in 2003 Combined Note Participation amounting to $305,000 and maturing at various dates from September 2006 through December 2006. This amount was partially paid off by $ 80,610 on December 23, 2005. Interest is payable monthly at 12% per annum.
      21. Investment in participation notes issued by Mountain House Golf Course, LLC amounting to $ 500,000 and maturing in December 2006. Interest is payable monthly at an effective rate of approximately 11.00% per annum.

     NOTE 4 - RELATED PARTY TRANSACTIONS

     LOANS SECURED BY TRUST DEEDS
     The Fund may invest up to 20% of its total assets in loans to affiliated entities. On December 31, 2005, the Fund had an interest in two (2) participating notes issued by affiliated entities. One note is a participation interest in five separate promissory notes. The loan is carried at cost. This loan anticipates earning a 12% interest rate and will be repaid between various dates ranging from September 21, 2006 to December 21, 2006, at which time the amount of the loan will be returned to the Fund. The life of the loan may be extended up to two years pursuant to an

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

     extension option in the notes. The loan does have an option for early withdrawal. A portion of the combined notes was partially paid off ($ 80,610) on December 23, 2005. The second participation note matures in December 2006 and bears an effective interest of approximately 11% per annum. Additionally, the Fund has a loan receivable from another related party amounting to $ 177,000 secured by a second trust deed on the underlying property. This loan accrues monthly interest of $ 1,608 (10.90% per year) and the principal amount is due in full on June 11, 2006. For the years ended December 31, 2005 and 2004, the Fund recognized interest income on notes and loan receivable to related parties amounting to $ 111,027 and $ 46,941, respectively.

     As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of December 31, 2005, the Fund is in compliance with this restriction.

     CONTRA EQUITY COSTS
     The Fund incurred $ 0.00 and $ 36,778 during the years ended December 31, 2005 and 2004, respectively as additional costs in connection with the offering of units of membership interest in the Fund. These expenditures consisted primarily of the initial accounting and filing costs relating to the registration and as such being treated as syndication costs as contemplated in the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Accordingly, these costs are treated as reduction of Paid in Capital.

     The Fund paid commissions to securities brokers in connection with the sale of membership interests by the Fund. The commission rates ranged between 3.50% and 4.50% of the gross sales proceeds from the sale of units of the Fund. The total amount of net brokers' commissions paid during the years ended December 31, 2005 and 2004 were $ 190,139 and $ 234,093, respectively. These costs are recorded as "Costs incurred in raising capital" and included in the Balance Sheet under the heading "Members' contributions, net".

     The Manager received $ 66,123 and $ 22,139 during the years ended December 31, 2005 and 2004, respectively representing management and servicing fees it was entitled to receive from the Fund.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

     BORROWER'S COSTS
     The Manager acts as loan broker in the initial placement of the Fund loans and performs loan servicing function as well. The Manager is compensated by the Fund for such loan servicing activities and is compensated by the borrower for the initial placement of the loans. The Fund does not incur "Incremental Direct Costs" as defined in FASB's SFAS # 91. These are costs to originate loans that result directly from and are essential to the lending transaction and would not have been incurred by the Fund had the lending transaction not occurred. The Manager of the Fund incurs these types of costs; consequently the Manager is entitled to receive certain fees for its services such as loan brokerage commissions, loan processing and documentation fees, loan servicing and asset management fees and reimbursement of other expenses of the Manager. None of these fees are paid by the borrower to the Fund directly and therefore are not included in the income and expenses of the Fund.
     .
     BROKER'S COMMISSIONS ON INVESTED FUNDS
     The Fund has retained the services of securities broker/dealers to sell units of membership interest in the Fund. One such broker/dealer is ePlanning Securities, Inc., which is affiliated with the Manager. Certain shareholders of the Manager (who are not members of the Fund) are also shareholders and/or directors of ePlanning. ePlanning sold membership units of the Fund to its client-investors during the years ended December 31, 2005 and 2004 amounting to $ 5,075,826 and $ 4,521,367 of which it realized commissions totaling $ 190,139 and $ 234,093, respectively. The brokers do not earn a commission until funds are transferred from the Subscription Account to the "Invested Funds" account, at which time the funds become contributed capital of the Fund.

     NOTE 5 -     CONCENTRATIONS

     CASH AND CASH ITEMS
     Cash and cash items are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. At December 31, 2005, the Fund had approximately $ 1,038,972 of cash that exceeded this limit and thus was not covered by federal depository insurance. These deposits may be redeemed upon demand and therefore bear minimal risk. The Fund has not experienced any losses in such accounts

     NOTES RECEIVABLE - NON RELATED PARTIES
     Six (6) loans totaling $ 3,831,564 were made to separate entities controlled by the same person. Each of the various borrowing entities is an independent entity organized for a specific project, and the various entities own real property in various places around California, mostly in the Central Valley. These loans represent 40% of the Fund's total loan portfolio. The loans are all current, are adequately collateralized by the underlying real estate properties, and are each personally guarantied by the controlling person.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

     On the state level, the Fund is offering the units of Membership Interest pursuant to a permit issued by the California Department of Corporations. The permit requires annual renewal. The original permit was issued on February 24, 2003. The permit was renewed on March 2, 2005

     As of December 31, 2005, the Fund was in compliance with all applicable federal and state securities laws.

                                    PART III


ITEM 1.  INDEX TO EXHIBITS

Exhibit No.  Description

2.1.*       Articles of Organization
3.1.*       Operating Agreement of Lakeside Mortgage Fund, LLC
3.2.**      Amendment No. 1 to Operating Agreement
6.1.*       Broker/Dealer Agreement
6.2.*       Amendment No. 1 to Broker Dealer Agreement
12.1.*      Offering Circular dated March 1, 2004
31.1.       Certification of Chief Executive Officer Pursuant to Section 302 of
            the Sarbanes- Oxley Act of 2002.
31.2.       Certification of Chief Financial Officer Pursuant to Section 302 of
            the Sarbanes- Oxley Act of 2002.
32.1.       Certification of Chief Executive Officer Pursuant to Section 906 of
            the Sarbanes- Oxley Act of 2002.
32.2.       Certification of Chief Financial Officer Pursuant to Section 906 of
            the Sarbanes- Oxley Act of 2002.

* Incorporated by reference to the Company's Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on August 6, 2004.

** Incorporated by reference to the Company's Annual Report on Form 10-KSB, originally filed with the Commission under the Exchange Act on March 30, 2005.


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

                                      LAKESIDE MORTGAGE FUND, LLC,
                                      A California Limited Liability Company

                                      By:  Lakeside Financial Group, Inc.,
                                           Manager



Date:  March 29, 2006                      By:   /S/ William F. Webster
                                                 ----------------------
                                                   William F. Webster, President