Form 10QSB
period 2006-03-31
LAKESIDE MORTGAGE FUND LLC
filed 2006-05-15
CIK 1299919

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]


Indicate by check mark whether the registrant is a shall company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]


Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

                                TABLE OF CONTENTS



Part I - Financial Information

         Item 1  Financial Statements and Notes                                3

         Item 2  Management's Discussion and Analysis or Plan of Operation    20

         Item 3  Controls and Procedures                                      21


Part II - Other Information

         Item 1  Legal Proceedings                                            25

         Item 2  Unregistered Sales of Equity Securities and Use of Proceeds  25

         Item 3  Defaults Upon Senior Securities                              26

         Item 4  Submission of Matters to a Vote of Security Holders          26

         Item 5  Other Information                                            26

         Item 6  Exhibits                                                     26

         Signatures                                                           27

PART I

                           FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains "forward-looking statements" relating to Lakeside Mortgage Fund, LLC (the "Fund" or the "Company"), which represent the Fund's current expectations or beliefs including, but not limited to, statements concerning the Fund's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Fund to continue its growth strategy and competition, certain of which are beyond the Fund's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Fund undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                           BALANCE SHEETS (UNAUDITED)
                      MARCH 31, 2006 AND DECEMBER 31, 2005

                                                                              MARCH 31,  DECEMBER 31,
                                                                                2006         2005
                                     ASSETS
        Cash and cash equivalents                                          $   902,209   $ 1,338,972

        Loan interest reserve (restricted)                                     251,273       283,240

        Accrued interest receivable and other assets                            25,573        19,069
        Loans secured by trust deeds - related parties (Notes 3 and 4)         901,390       901,390
        Loans secured by trust deeds - others, net of allowance for loan
        losses  amounting to $ 81,000 and $ 59,000  (Notes 3 and 5)         11,419,497     8,671,424
                                                                           -----------   -----------


TOTAL ASSETS                                                               $13,499,942   $11,214,095
                                                                           -----------   -----------


                         LIABILITIES AND MEMBERS' EQUITY


        Accounts payable and accrued liabilities                           $    46,392   $    30,953
        Uninvested subscriptions                                               399,380       740,944

        Deferred interest receivable                                           251,273       283,240
                                                                           -----------   -----------


        TOTAL LIABILITIES                                                      697,045     1,055,137
                                                                           -----------   -----------


        Members' contributions, net                                         12,759,567    10,102,409

        Retained earnings                                                       43,330        56,549
                                                                           -----------   -----------

        TOTAL MEMBERS' EQUITY (NOTE 4)                                      12,802,897    10,158,958
                                                                           -----------   -----------


TOTAL LIABILITIES AND MEMBERS' EQUITY                                      $13,499,942   $11,214,095
                                                                           -----------   -----------


See accompanying notes

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                        FOR THE QUARTERS ENDED MARCH 31,

                                                           2006                      2005
                                               ------------------        ------------------
REVENUES

     Interest income                                     $310,636                  $155,635
                                               ------------------        ------------------


     Total revenues                                       310,636                   155,635
                                               ------------------        ------------------


OPERATING EXPENSES
     Professional fees - accounting and
     taxes                                                 11,200                     6,283

     Advertising                                              750                     1,000

     Provision for loan losses                             22,000                     8,600

     Management fees (Note 4)                              14,393                     8,996
     Permits fees and licenses                                750                     3,248

     Printing                                                 600                     1,549
     Legal                                                  2,250                     1,327

     Trailer commissions                                   13,000                     3,000

     Conference and seminars                                1,500                        --
     Other operating expenses                               4,100                        --

     Taxes                                                    450                     1,850
                                               ------------------        ------------------


     Total operating expenses                              70,993                    35,853
                                               ------------------        ------------------

NET INCOME                                               $239,643                  $119,782
                                               ==================        ==================

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                    STATEMENTS OF MEMBERS' EQUITY (UNAUDITED)
                  FOR THE QUARTERS ENDED MARCH 31, 2006 & 2005

                                                               MEMBERS'          RETAINED
                                                            CONTRIBUTIONS        EARNINGS             TOTAL
BALANCE, DECEMBER 31, 2005                                  $ 10,102,408       $     56,549       $ 10,158,957

          Member contributions                                 2,638,158                             2,638,158

          Costs incurred in raising capital                     (116,325)                             (116,325)
          Reinvestment of members' share of net income           150,260                               150,260
          Withdrawals by members                                 (14,934)                              (14,934)

          Net income                                                                239,643            239,643

          Cash distributions                                                       (252,862)          (252,862)
                                                            --------------------------------------------------


BALANCE, MARCH 31, 2006                                     $ 12,759,567       $     43,330       $ 12,802,897
                                                            ============       ============       ============


BALANCE, DECEMBER 31, 2004                                  $  5,267,710       $     19,759       $  5,287,469


          Member contributions                                 1,013,147                             1,013,147

          Costs incurred in raising capital                      (42,863)                              (42,863)

          Reinvestment of members' share of net income            80,822                                80,822
          Net income                                                                119,782            119,782

          Cash distributions                                                       (111,611)          (111,611)
                                                            --------------------------------------------------

BALANCE, MARCH 31, 2005                                     $  6,318,816       $     27,930       $  6,346,746
                                                            ============       ============       ============


see accompanying notes

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                            STATEMENTS OF CASH FLOWS
                        FOR THE QUARTERS ENDED MARCH 31,

                                                          2006                      2005
                                              -------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                       $   239,643               $   119,782

     Provision for loan losses                             22,000                     7,100

     Accrued interest receivable                          (,6504)                     5,336

     Loan interest reserves (restricted)                   31,966                   (81,326)
     Accounts payable and other
     liabilities                                           15,438                     5,771

     Deferred interest receivable                         (31,966)                   81,326
                                              -------------------        -------------------

     Sub total                                            270,578                   137,988
                                              -------------------        -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Origination of secured loans -
     related parties                                           --                        --
     Origination of secured loans - non
     related parties                                   (3,209,072)               (2,178,635)

     Repayment of principal                               439,000                   950,200
                                              -------------------        -------------------

     Sub total                                         (2,770,072)               (1,228,435)
                                              -------------------        -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Uninvested subscriptions                            (341,564)                   53,467

     Member contributions                               2,788,418                 1,093,969

     Costs incurred in raising capital                   (116,325)                  (42,863)

     Withdrawals by members                               (14,934)                       --

     Cash distributions                                  (252,862)                 (111,611)
                                              -------------------        -------------------

     Sub total                                          2,062,732                   992,962
                                              -------------------        -------------------

NET CHANGE IN CASH DURING THE PERIOD                     (436,762)                  (97,484)

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                  1,338,971                   514,164
                                              -------------------        -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $   902,209               $   416,679
                                              ===================        ===================

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 2006 & 2005

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

The accompanying unaudited condensed financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Fund's Manager, these unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Fund at March 31, 2006 and 2005, the results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2006. Please refer to the Fund's 2005 Annual Report on Form 10-KSB for the complete financial statements for the period ended December 31, 2005.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 2006 & 2005

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

Cash available for distribution will be the net income during the calendar month using the accrual method of accounting and in accordance with US GAAP. Monthly, the Fund will provide statements of account to Members and distribute or reinvest amounts equal to the Members' proportionate share of the Fund's net income during such month. NET INCOME MEANS THE EXCESS OF ACCRUED INCOME FROM OPERATIONS AND INVESTMENT OF, OR SALE OR REFINANCING OR OTHER DISPOSITION OF, FUND ASSETS DURING SUCH CALENDAR MONTH OVER THE ACCRUED OPERATING EXPENSES OF THE FUND DURING SUCH MONTH, INCLUDING ANY ADJUSTMENTS FOR ALLOWANCE FOR LOAN LOSSES, ACCRUED FUND'S OPERATING EXPENSES OR OTHER RESERVES FOR EXPENSES AND LOSSES AS THE MANAGER MAY DEEM APPROPRIATE OR FOR WHICH THE MANAGER BELIEVES IT TO BE IN THE BEST INTERESTS OF THE FUND, ALL DETERMINED IN ACCORDANCE WITH US GAAP. The Manager is required to distribute funds only to the extent that funds are available.

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

The Manager is entitled to receive certain fees, compensation and expense reimbursements from the Fund. The Manager is entitled to receive from the Fund an Asset Management Fee, payable monthly, in a maximum amount of 2.75% of the gross assets under management per year (0.229% per month). The Manager is also entitled to receive a Loan Servicing Fee, payable monthly, in a maximum amount of 0.25% of the total unpaid principal balances of loans serviced (0.02% per month). The Manager may waive these fees in order to improve the return to investor Members. The Manager is also entitled to receive reimbursement from the Fund for organizational, syndication and other operating expenses incurred on behalf of the Fund, including out-of-pocket general and administrative expenses of the Fund related to the offering of membership interests, accounting and audit fees, legal fees and expenses, postage and other expenses related to the preparation of reports to Members.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 2006 & 2005

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

(B)      ESTIMATES AND ASSUMPTIONS
         The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C)      REVENUE RECOGNITION
         Interest is recognized as revenue when earned according to the contractual terms of the loan and in accordance with US GAAP.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 2006 & 2005

(F)      LOANS SECURED BY TRUST DEEDS
         Loans secured by trust deeds are recorded at cost. To date, no loans had been purchased from outside third party issuers of loans. Interest is recognized as revenue when earned according to the contractual terms of the loan. The Fund loans will have varying terms at the discretion of the Manager. Construction loans will generally have a term of between one and five years and will provide for monthly payments of interest only with a "balloon payment" at the end of the term. Other Fund loans may have a longer amortization schedule and may be fully amortizing, i.e. original principal amount of the loan will be repaid in equal monthly installments of principal and interest over the term. In such cases, the Fund will recognize income using the effective interest method of accounting in accordance with US GAAP. The Fund will not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash. A loan is impaired when, based on current information and events, it is probable that the Fund will be unable to collect all amounts due according to the contractual terms of the loan agreement. Cash receipts will be allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Fund's investment in the loan is fully recoverable.

         As of March 31, 2006, no outstanding principal loan amount was past due. However, interest on one (1) loan (Principal amount: $380,000) was delinquent over 120 days. The delinquency was however subsequently cured in May 2006.

(G)      ALLOWANCE FOR LOAN LOSSES
         The allowance for loan losses will be established as losses are estimated to have occurred through a provision for loan losses that will be charged to earnings. Loan losses will be charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, will be credited to income. The allowance for loan losses will be evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the underlying collateral.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 2006 & 2005

         The following shows the activities in the allowance for loan losses during the 3-month period ended March 31, 2006:

                  Balance, December 31, 2005                            $ 59,000
                  Additions                                             $ 22,000
                  Write offs                                            $      0

                  Balance, March 31, 2006                               $ 81,000

  (H)    LOAN INTEREST RESERVE
         The Fund often requires borrowers to set up interest reserve accounts from which monthly payments of interest are made. The interest reserve is deposited into a separate bank account in the name of the Fund, designated specifically as interest reserve on loans issued by the Fund. At the end of the month, the Fund draws the calculated monthly interest on outstanding loans from the interest reserve account and transfers such amount into the general operating account of the Fund as part of the distributable fund available for monthly disbursement to the members. The equivalent unearned amount is recorded as a Deferred Interest account in the liabilities section of the balance sheet. As of March 31, 2006 and 2005, the loan interest reserve and deferred interest were $ 251,273 and $316,947, respectively.

(I) CONTRA-EQUITY ACCOUNTS: OFFERING COSTS AND COMMISSIONS INCURRED IN CONNECTION WITH RAISING OF CAPITAL
         Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees and broker's commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees range between 3.5% - 4.5%, depending on the commission plan selected by individual brokers. The brokers are also entitled to receive "trailer commissions" equivalent to 1/2 of 1% of the average daily invested capital at the anniversary of the invested funds. The initial marketing/broker's fees are capitalized in accordance with US GAAP, pursuant to the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Subsequent payments of trailer commissions however are treated as period costs and charged to current earnings of the Fund. As such, the initial marketing/broker's fees are included in the Balance Sheet under the caption heading "Members' contributions, net" while the trailer commissions are shown in the Statement of Operations, when incurred. The Fund has capitalized $ 116,325 and $ 42,863 of syndication costs and brokers' fees during the quarters ended March 31, 2006 and 2005, respectively.

(J)      ORGANIZATION COSTS
         All costs including registration and legal fees incurred in connection with the setting up and incorporating of the Fund have been borne by the Manager.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 2006 & 2005

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

         As of March 31, 2006 and 2005, the uninvested funds in the Subscription Account were $399,380 and $ 288,208, respectively.

NOTE 3 - LOANS SECURED BY TRUST DEEDS

At March 31, 2006 and December 31, 2005, the Fund held the following types of mortgages:

                                                 2006                    2005
                                                 ----                    ----

         Commercial                         $  2,307,390            $  1.957.390
         Construction                       $  2,863,210            $  2.261.637
         Unimproved Land                    $  7,231,287            $  5.412.787
                                            ------------            ------------


         Total                              $ 12,401,887            $  9.631.814
                                            ====================================



         First Mortgages                    $  7,666,247             $ 4.930.374
         Second Mortgages                   $  4,735,640             $ 4.701.440
                                            --------------           -----------


         Total                              $12,401,887              $ 9.631.814
                                            ====================================


Scheduled maturities of loans secured by trust deeds as of March 31, 2006 and the interest sensitivity of such loans are as follows:

                                        Fixed             Variable
                                        Interest          Interest
                                        Rate                Rate       Total

         Year Ending December 31:
         2006                           $  8,909,919          0     $ 8,909,919
         2007                           $  2,939,968          0     $ 2,939,968
         2008                           $    552,000          0     $   552,000
                                        ---------------              -----------


         Total                          $ 12,401,887          0     $12,401,887
                                          ======================================

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 2006 & 2005

The Fund has no variable interest rate loans at March 31, 2006.

At March 31, 2006, 98% of the Fund's loans receivable were collateralized by properties located in California.

As of March 31, 2006, the Fund's loan portfolio consisted of twenty (20) real estate loans to unrelated parties totaling $ 11,500,497 and three (3) loans receivable from related parties amounting to $ 901,390. These debt securities are all secured by deeds of trust.

1. Loan 200301 amounting to $ 484,000, due in monthly installments of $ 4,396 interest only at 10.90% maturing on May 1, 2006. This loan is secured by a first trust deed on the underlying property.
2. Loan 200408 amounting to $ 206,000, due in monthly installments of $ 1,871 interest only at 10.90% maturing on June 22, 2006. This loan is secured by a second trust deed on the underlying property.
3. Loan 200410 amounting to $ 890,000, due in monthly installments of $ 8,900 interest only at 12.00% maturing on September 14, 2006. This loan is secured by a second trust deed on the underlying property.
4. Loan 200409 amounting to $ 450,000, due in monthly installments of $ 4,088 interest only at 10.90% maturing on October 12, 2006. This loan is secured by a first trust deed on the underlying property.
5. Loan 200411 amounting to $ 819,767, due in monthly installments of $ 7,446 interest only at 10.90% maturing on June 6, 2006. This loan is secured by a first trust deed on the underlying property.
6. Loan 200501 amounting to $ 160,000, due in monthly installments of $ 1,453 interest only at 10.90% maturing on January 11, 2006. This loan is secured by a first trust deed on the underlying property. This loan was paid off in January 2006.
7. Loan 200502 amounting to $ 470,737, due in monthly installments of $ 4,276 interest only at 10.90% maturing on January 18, 2007. This loan is secured by a first trust deed on the underlying property.
8. Loan 200503 amounting to $ 868,250, due in monthly installments of $ 7,887 interest only at 10.90% maturing on May 1, 2006. This loan is secured by a second trust deed on the underlying property.
9. Loan 200504 amounting to $ 750,000 due in monthly installments of $ 7,500 interest only at 12.00% maturing on September 8, 2006. This loan is secured by a second trust deed on the underlying property.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 2006 & 2005

10. Loan 200505 amounting to $ 153,000 due in monthly installments of $ 1,390 interest only at 10.90% maturing on March 11, 2006. This loan is secured by a first trust deed on the underlying property. This loan was paid off in January 2006.
11. Loan 200506 amounting to $ 126,000 due in monthly installments of $ 1,272 interest only at 10.90% maturing on March 11, 2006. This loan is secured by a second trust deed on the underlying property. This loan was paid off in January 2006.
12. Loan 200507 amounting to $ 230,000 due in monthly installments of $ 2,300 interest only at 12.00% maturing on September 25, 2006. This loan is secured by a second trust deed on the underlying property.
13. Loan 200508 amounting to $ 490,000 due in monthly installments of $ 4,900 interest only at 12.00% maturing on October 11, 2006. This loan is secured by a second trust deed on the underlying property.
14. Loan 200509 amounting to $ 380,000 due in monthly installments of $3,452 interest only at 10.90% maturing on May 19, 2006. This loan is secured by a first trust deed on the underlying property.
15. Loan 200510 amounting to $ 400,000 due in monthly installments of $ 4,000 interest only at 12.00% maturing on November 8, 2006. This loan is secured by a second trust deed on the underlying property.
16. Loan 200511 amounting to $ 1,071,564 due in monthly installments of $ 10,716 interest only at 12.00% maturing on September 15, 2006. This loan is secured by a first trust deed on the underlying property.
17. Loan 200512 amounting to $ 850,000 due in monthly installments of $ 8,500 interest only at 12.00% maturing on October 14, 2006. This loan is secured by a first trust deed on the underlying property.
18. Loan 200513 amounting to $ 118,947 due in monthly installments of $ 1,189 interest only at 12.00% maturing on December 12, 2006. This loan is secured by a first trust deed on the underlying property.
19. Loan 200601 amounting to $ 552,000 due in monthly installments of $ 5,014 interest only at 10.90% maturing on January 11, 2008. This loan is secured by a first trust deed on the underlying property.
20. Loan 200602 amounting to $ 586,300 due in monthly installments of $ 5,863 interest only at 12% maturing on January 30, 2007. This loan is secured by a first trust deed on the underlying property.
21. Loan 200603 amounting to $ 852,931 due in monthly installments of $ 8,529 interest only at 12% maturing on February 2, 2007. This loan is secured by a first trust deed on the underlying property.
22. Loan 200604 amounting to $ 680,000 due in monthly installments of $ 6,177 interest only at 10.90% maturing on March 7, 2007. This loan is secured by a first trust deed on the underlying property.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 2006 & 2005

23. Loan 200605 amounting to $ 350,000 due in monthly installments of $ 3,179 interest only at 10.90% maturing on February 27, 2007. This loan is secured by a first trust deed on the underlying property.
24. Loan 200405 to a related party amounting to $ 177,000, due in monthly installments of $ 1,608 interest only at 10.90% maturing on June 11, 2006. This loan is secured by a second trust deed on the underlying property.
25. Investment in 2003 Combined Note Participation amounting to $305,000 and maturing at various dates from September 2006 through December 2006. This amount was partially paid off by $ 80,610 on December 23, 2005. Interest is payable monthly at 12% per annum.
26. Investment in participation notes issued by Mountain House Golf Course, LLC amounting to $ 500,000 and maturing in December 2006. Interest is payable monthly at an effective rate of approximately 11.00% per annum.

     NOTE 4 - RELATED PARTY TRANSACTIONS

     LOANS SECURED BY TRUST DEEDS
     The Fund may invest up to 20% of its total assets in loans to affiliated entities. On March 31, 2006, the Fund had an interest in two (2) participating loans issued by affiliated entities. One loan is a participation interest in five separate promissory notes. The loan is carried at cost. This loan anticipates earning a 12% interest rate and will be repaid between various dates ranging from September 21, 2006 to December 21, 2006, at which time the amount of the loan will be returned to the Fund. The life of the loan may be extended up to two years pursuant to an extension option in the notes. The loan does have an option for early withdrawal. A portion of the combined notes was partially paid off ($ 80,610) on December 23, 2005. The second participation loan matures in December 2006 and bears an effective interest of approximately 11% per annum. Additionally, the Fund has a loan receivable from another related party amounting to $ 177,000 secured by a second trust deed on the underlying property. This loan accrues monthly interest of $ 1,608 (10.90% per year) and the principal amount is due in full on June 11, 2006. For the quarters ended March 31, 2006 and 2005, the Fund recognized interest income on loans to related parties amounting to $ 25,138 and $ 27,444, respectively.

     As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of March 31, 2006, the Fund is in compliance with this restriction.

     CONTRA EQUITY COSTS
     The Fund incurred $ 0 during the quarters ended March 31, 2006 and 2005 as additional costs in connection with the offering of units of membership interest in the Fund. These expenditures consisted primarily of the initial accounting and filing costs relating to the registration and as such being treated as syndication costs as contemplated in the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Accordingly, these costs are treated as reduction of Paid in Capital.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 2006 & 2005

     The Fund paid commissions to securities brokers in connection with the sale of membership interests by the Fund. The commission rates ranged between 3.50% and 4.50% of the gross sales proceeds from the sale of units of the Fund. The total amount of net brokers' commissions paid during the quarters ended March 31, 2006 and 2005 were $ 116,325 and $ 42,863, respectively. These costs are recorded as "Costs incurred in raising capital" and included in the Balance Sheet under the heading "Members' contributions, net".

     BORROWER'S COSTS
     The Manager acts as loan broker in the initial placement of the Fund loans and performs loan servicing function as well. The Manager is compensated by the Fund for such loan servicing activities and is compensated by the borrower for the initial placement of the loans. The Fund does not incur "Incremental Direct Costs" as defined in SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." These are costs to originate loans that result directly from and are essential to the lending transaction and would not have been incurred by the Fund had the lending transaction not occurred. The Manager of the Fund incurs these types of costs; consequently the Manager is entitled to receive certain fees for its services such as loan brokerage commissions, loan processing and documentation fees, loan servicing and asset management fees and reimbursement of other expenses of the Manager. None of these fees are paid by the borrower to the Fund directly and therefore are not included in the income and expenses of the Fund.

     BROKER'S COMMISSIONS ON INVESTED FUNDS
     The Fund has retained the services of securities broker/dealers to sell units of membership interest in the Fund. One such broker/dealer is ePlanning Securities, Inc., which is affiliated with the Manager. Certain shareholders of the Manager (who are not members of the Fund) are also shareholders and/or directors of ePlanning. ePlanning sold membership units of the Fund to its client-investors during the quarters ended March 31, 2006 and 2005 amounting to $ 2,638,158 and $ 1,013,147 of which it realized commissions totaling $ 116,325 and $ 42,863, respectively. The brokers do not earn a commission until funds are transferred from the Subscription Account to the "Invested Funds" account, at which time the funds become contributed capital of the Fund.

     MANAGEMENT AND SERVICING FEES
     The Manager earned $ 14,393 and $ 8,996 during the quarters ended March 31, 2006 and 2005, respectively representing management and servicing fees it was entitled to receive from the Fund.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 2006 & 2005

     NOTE 5 - CONCENTRATIONS

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. At March 31, 2006, the Fund had approximately $ 602,209 of cash that exceeded this limit and thus was not covered by federal depository insurance. These deposits may be redeemed upon demand and therefore bear minimal risk. The Fund has not experienced any losses in such accounts

     NOTES RECEIVABLE - NON RELATED PARTIES
     Six (6) loans totaling $ 3,927,864 were made to separate entities controlled by the same person. The various borrowing entities were organized for different purposes, and own real property in various places in California, mostly in the Central Valley. These loans represent 32% of the total loan portfolio and 33% of total interest income. The loans are all current, are adequately collateralized by the underlying real estate properties and are personally guaranteed by the controlling person.

     COMMITMENTS AND CONTINGENCIES
     The Fund has outstanding loan commitments on three (3) construction loans totalling $4,408,200; $ 2,744,263 of which had already been funded and the balance of $ 1,663,937 remained undisbursed at March 31, 2006.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 2006 & 2005

     SECURITIES LAWS
     In offering the units of membership interest, the Fund is subject to applicable federal and state securities laws. On the federal level, the Fund is offering the membership interests pursuant to the exemption from registration for intrastate offerings provided by Section 3(a) (11) of the Securities Act of 1933, as amended, and Rule 147 promulgated thereunder. In accordance with this exemption, the membership interests are offered only in California, the Fund restricts the amount of its assets which are located outside of California and members are prohibited from transferring any part of their membership interests to out-of-state transferees for a period of nine (9) months.

     On the state level, the Fund is offering the units of Membership Interest pursuant to a permit issued by the California Department of Corporations. The permit requires annual renewal. The original permit was issued on February 24, 2003. The permit was renewed on February 1, 2006.

     As of March 31, 2006, the Fund was in compliance with all applicable federal and state securities laws.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      As of March 31, 2006, we have sold a total of 131,963.86 Units, at $100 per Unit, for a total of $ 13,196,386. As of March 31, 2006, Company members electing to reinvest their monthly income distributions have reinvested $ 736,129 back into the Company. After deducting for broker commissions and offering expenses ($ 682,029), the net proceeds to the Company from these sales (which includes reinvestment of earnings) have been $ 13,250,486. Members withdrew a total of $ 524,454 through the period ended March 31, 2006. As of March 31, 2006, the Company has $12,401,887 invested in commercial mortgage loans, with the remainder in the form of cash and other assets. As of March 31, 2006, the Company has 316 Members.

      To compare this with how the Company was doing at our last year end, as of March 31, 2005, we had sold a total of 64,755.49 Units, for a total of $ 6,475,549. Reinvested funds amounted to $ 228,159. After deducting for broker commissions and offering expenses ($384,892), the net proceeds to the Company from these sales were $ 6,318,816. The Company had $ 6,246,424 invested in commercial mortgage loans, with the remainder in the form of cash and/or other temporary investments such as short term commercial paper (none in 2005). As of March 31, 2005, the Company had 195 Members.

      Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Company are being treated as a reduction of paid in capital. Initial marketing fees and broker's commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees are currently 4.5% (4% commission, 0.5% marketing fee). Brokers are also entitled to receive "trailer commissions," equivalent to 0.5% of the average daily balance of invested capital for each investor. These are received following each anniversary of the investor's initial investment. As of March 31, 2006, the Company has capitalized $682,024 of syndication costs since inception.

      During the next twelve months, the Company will continue to be managed by Lakeside Financial Group, Inc. (the "Manager"), which will continue to underwrite and select loans for the Company to invest in, as well as short term investments for cash between loans. The Company will continue to raise capital with its intrastate offering under a permit from the California Department of Corporations. It is anticipated that, at some point in the future, we will offer the Units of Membership Interest in additional states through a registered public offering, but this is not anticipated to occur within the next twelve months. The Manager will continue to manage the Company as described in the Company's Operating Agreement. The Company will continue to pay the Manager, on a monthly basis, a management fee (annualized at 2.75% of gross assets under management) and loan servicing fee (annualized at 0.25% of loan principal amounts) to the extent these fees are not waived by the Manager. During the quarter ended March 31, 2006, the Manager accepted $ 14,393 of these fees, and waived a total of $ 81,087 of these fees.

      During the next 12 months the Company will continue to raise capital through the sale of membership interests and invest that capital in commercial real estate loans. The Company does not expect to make any significant plant or equipment purchases or sales in the next 12 months. The Company has no off-balance sheet arrangements.


ITEM 3. CONTROLS AND PROCEDURES.

      As of the end of the period covered by this report, the Fund carried out an evaluation, under the supervision and with the participation of the Manager's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Fund's disclosure controls and procedures. The Fund's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Fund's disclosure control objectives. The Manager's Principal Executive Officer and Acting Principal Financial Officer have concluded that the Fund's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Fund reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB. In connection with the evaluation of the Fund's internal controls during the Fund's first fiscal quarter ended March 31, 2006, the Manager's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Fund's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Fund's internal controls over financial reporting. The Company receives subscriptions/investment funds from the general investing public through its designated brokers (primarily ePlanning Securities), and uses those funds to make loans secured by deeds of trust on real estate located primarily in California. The Company's operations are managed by its fund manager, Lakeside Financial Group, Inc. The Manager does not own a membership interest in the Company.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      None


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the period covered by this report the Company made sales of unregistered securities set forth in the table below. All sales were of Units of Membership Interest in the Company, for the purchase price of $100 per Unit of Membership Interest, and all sales were for cash consideration. No sales involved any underwriter, but all sales were effected through a licensed securities broker, ePlanning Securities, Inc., to whom a commission was paid of up to 4.5% of the sales price.

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

      With respect to applicable state securities laws, all sales were made pursuant to a permit issued to the Company by the California Department of Corporations ("DOC") pursuant to Sections 25110 and 25113 of the California Corporations Code. The permit must be renewed each year by filing a renewal application and an updated Offering Circular for approval by the DOC. The renewed permit was issued by the DOC on February 1, 2006.

      During the period covered by this report the Company made the following sales of unregistered securities, to various investors meeting the Company's investor suitability standards, on the terms described above:

                  Date of Sale             Units Sold        Purchase Price
                  ------------             ----------        --------------
                  01/06/06                    789.71          $  78,971.37
                  01/13/06                  2,522.27          $ 252,227.32
                  01/20/06                  2,582.65          $ 258.264.95
                  01/30/06                  1,460.02          $ 146,002.23
                  02/02/06                  5,712.93          $ 571,293.06
                  02/21/06                  3,091.45          $ 309,144.70
                  03/03/06                  2,677.08          $ 267,708.00
                  03/08/06                  4,128.66          $ 412,866.23
                  03/09/06                    485.56          $  48,555.61
                  03/24/06                  1,676.30          $ 167,630.30
                  03/31/06                  1,254.94          $ 125,494.17

                  01/05/06 (re investment)    500.48          $ 50,048.17
                  02/03/06 (re investment)    504.82          $ 50,482.08
                  03/31/06 (re investment)    497.30          $ 49,729.71

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

                                       LAKESIDE MORTGAGE FUND, LLC,
                                       A California Limited Liability Company

                                       By:   Lakeside Financial Group, Inc.,
                                             Manager


Date:  May 12, 2006                    By:   /S/ William F. Webster
                                             ----------------------
                                                 William F. Webster, President