Form 10QSB
period 2006-06-30
LAKESIDE MORTGAGE FUND LLC
filed 2006-08-14
CIK 1299919

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Transitional Small Business Disclosure Format (Check One):   Yes [X]  No [ ]

                                TABLE OF CONTENTS

Part I - Financial Information

         Item 1     Financial Statements and Notes                            4

         Item 2     Management's Discussion and Analysis or Plan
                      of Operation                                           20

         Item 3     Controls and Procedures                                  21

Part II - Other Information

         Item 1     Legal Proceedings                                        22

         Item 2     Unregistered Sales of Equity Securities and
                      Use of Proceeds                                        22

         Item 3     Defaults Upon Senior Securities                          23

         Item 4     Submission of Matters to a Vote of Security Holders      23

         Item 5     Other Information                                        23

         Item 6     Exhibits                                                 23

         Signatures                                                          24

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

ITEM 1.   FINANCIAL STATEMENTS AND NOTES

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                           BALANCE SHEETS (UNAUDITED)
                                    JUNE 30,

                                                                                       2006          2005
                                                                                   -----------   -----------
                                                             ASSETS
     Cash in bank (Note 5)                                                         $   297,718   $   279,504
     Loan interest reserve (restricted)                                                238,539       322,869
     Accrued interest receivable                                                        27,188        15,291
     Notes receivable - related parties (Notes 3 and 4)                                724,390       982,000
     Notes receivable - non related parties, net of allowance for bad debts: $ 91,000 and $ 32,535 in 2006 and 2005, respectively
          (Note 3)                                                                  12,973,467     6,826,401
                                                                                   -----------   -----------
TOTAL ASSETS                                                                       $14,261,302   $ 8,426,065
                                                                                   ===========   ===========

                                                 LIABILITIES AND MEMBERS' EQUITY

     Accounts payable and other current liabilities                                $    66,401   $    17,529
     Uninvested subscriptions                                                            6,130       192,289
     Deferred interest on notes receivable                                             238,539       322,869
                                                                                   -----------   -----------
Total liabilities                                                                      311,070       532,687
                                                                                   -----------   -----------
Members' equity (Note 4)
     Members' contributions, net                                                    13,867,151     7,856,761
     Retained earnings                                                                  83,081        36,617
                                                                                   -----------   -----------
     Total members' equity                                                          13,950,232     7,893,378
                                                                                   -----------   -----------
TOTAL LIABILITIES AND MEMBERS' EQUITY                                              $14,261,302   $ 8,426,065
                                                                                   ===========   ===========

     SEE ACCOMPANYING NOTES

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                         FOR THE QUARTERS ENDED JUNE 30,

                                                          2006                        2005
                                                --------------------------   ----------------------
                                                APR-JUNE       JAN-JUNE      APR-JUNE      JAN-JUNE
                                                --------------------------   ----------------------
REVENUES
     Interest and other income                  $354,161       $691,831      $199,002      $354,637
                                                               --------                    --------
     Total revenues                              354,161        691,831       199,002       354,637
                                                --------       --------      --------      --------
OPERATING EXPENSES
     Professional fees - accounting and taxes     13,200         24,400         6,300        12,583
     Advertising                                     750          1,500           750         1,750
     Provision for loan losses                    10,000         59,034        16,836        25,436
     Management fees (Note 4)                     17,403         31,796        17,348        26,345
     Permits fees and licenses                       750          1,500           750         3,998
     Printing                                      1,800          2,400         1,010         2,559
     Legal                                         2,100          4,350           750         2,077
     Trailer commissions                          18,000         31,000         4,296         7,296
     Conference and seminars                       1,500          3,000         1,800         1,800
     Other operating expenses                      3,300          7,400            --            --
     Taxes                                           450            900           450         2,300
                                                --------       --------      --------      --------
     Total operating expenses                     69,253        167,280        50,290        86,144
                                                --------       --------      --------      --------
NET INCOME                                      $284,908       $524,551      $148,712      $268,493
                                                ========       ========      ========      ========

     SEE ACCOMPANYING NOTES

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                          STATEMENTS OF MEMBERS' EQUITY
       FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

                                                       MEMBERS'     RETAINED
                                                    CONTRIBUTIONS   EARNINGS       TOTAL
                                                    ------------    --------   ------------
BALANCE, JANUARY 1, 2006                            $ 10,102,408    $ 56,549   $ 10,158,957
     Contributions                                     2,638,158                  2,638,158
     Costs incurred in raising capital                  (116,325)                  (116,325)
     Reinvestment of members' share of net income        150,260                    150,260
     Investors' withdrawal                               (14,934)                   (14,934)
     Net income                                                      239,643        239,643
     Cash distribution                                              (252,862)      (252,862)
                                                    ------------    --------   ------------
BALANCE, MARCH 31, 2006                             $ 12,759,567    $ 43,330   $ 12,802,897
     Contributions                                     1,115,319                  1,115,319
     Costs incurred in raising capital                   (41,319)                   (41,319)
     Reinvestment of members' share of net income        177,506                    177,506
     Investors' withdrawal                              (143,922)                  (143,922)
     Net income                                                      284,908        284,908
     Cash distribution                                              (245,157)      (245,157)
                                                    ------------    --------   ------------
BALANCE, JUNE 30, 2006                              $ 13,867,151    $ 83,081   $ 13,950,232
                                                    ============    ========   ============
BALANCE, JANUARY 1, 2005                            $  5,267,710    $ 19,760   $  5,287,470
     Contributions                                     1,013,147                  1,013,147
     Costs incurred in raising capital                   (42,863)                   (42,863)
     Reinvestment of members' share of net income         80,822                     80,822
     Investors' withdrawal                                    --                         --
     Net income                                                      119,782        119,782
     Cash distribution                                              (111,611)      (111,611)
                                                    ------------    --------   ------------
BALANCE, MARCH 31, 2005                             $  6,318,816    $ 27,931   $  6,346,747
     Contributions                                     1,507,829                  1,507,829
     Costs incurred in raising capital                   (71,882)                   (71,882)
     Reinvestment of members' share of net income        101,998                    101,998
     Investors' withdrawal                                    --                         --
     Net income                                                      148,712        148,712
     Cash distribution                                              (140,026)      (140,026)
                                                    ------------    --------   ------------
BALANCE, JUNE 30, 2005                              $  7,856,761    $ 36,617   $  7,893,378
                                                    ============    ========   ============

SEE ACCOMPANYING NOTES

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                            STATEMENTS OF CASH FLOWS
                         FOR THE PERIODS ENDED JUNE 30,

                                                                         2006                          2005
                                                              --------------------------------------------------------
                                                                 APR-JUNE      JAN-JUNE       APR-JUNE       JAN-JUNE
                                                              --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $   284,908    $   524,551    $   148,712    $   268,493
     Provision for bad debts                                       10,000         32,000         16,836         25,436
     Accrued interest receivable                                   (1,615)        (8,119)        (6,447)        (1,111)
     Loan interest reserves (restricted)                           12,734         44,701         (5,922)       (87,248)
     Accounts payable and other liabilities                        20,009         35,446         (3,763)         2,007
     Deferred interest receivable                                 (12,734)       (44,701)         5,922         87,248
                                                              -----------    -----------    -----------    -----------
     Change                                                       313,301        583,878        155,338        294,825
                                                              -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in related parties' notes receivable              177,000        177,000             --             --
     Notes receivable-non related parties:
               Funding                                         (1,563,970)    (4,773,352)    (1,675,012)    (3,907,148)
               Payoff                                                            439,310         80,500      1,082,700
                                                              -----------    -----------    -----------    -----------
     Change                                                    (1,386,970)    (4,157,042)    (1,594,512)    (2,824,448)
                                                              -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Members' contributions                                       899,575      3,346,429      1,513,908      2,661,345
     Members' withdrawals                                        (143,922)      (158,856)            --             --
     Costs incurred in raising capital and commissions, net       (41,319)      (157,644)       (71,882)      (114,745)
     Cash distributions to members                               (245,157)      (498,019)      (140,026)      (251,637)
                                                              -----------    -----------    -----------    -----------
     Change                                                       469,177      2,531,910      1,302,000      2,294,963
                                                              -----------    -----------    -----------    -----------
NET CHANGE IN CASH DURING THE PERIOD                             (604,491)    (1,041,254)      (137,175)      (234,660)
CASH IN BANK, BEGINNING OF PERIOD                                 902,209      1,338,972        416,679        514,164
                                                              -----------    -----------    -----------    -----------
CASH IN BANK, END OF PERIOD                                   $   297,718    $   297,718    $   279,504    $   279,504
                                                              ===========    ===========    ===========    ===========

SEE ACCOMPANYING NOTES

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

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

The accompanying unaudited condensed financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Fund's Manager, these unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Fund at June 30, 2006 and 2005, the results of operations for the six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. Results of operations for the six months ended June 30, 2006 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2006. Please refer to the Fund's 2005 Annual Report on Form 10-KSB for the complete financial statements for the period ended December 31, 2005.

The Fund will continue to operate indefinitely until dissolved and terminated by vote of members holding a majority of the outstanding membership interests, with the concurrence of the Fund Manager.

The Fund's operating plan is to continue to seek investors and use those proceeds to fund suitable loans consistent with the Fund's lending criteria. Management believes qualified investors will continue to invest in the Fund so that the Fund will continue to raise capital from such investors, and invest such capital in commercial mortgage loans.

The Manager of the Fund is Lakeside Financial Group, Inc. (the "Manager" or "Lakeside"), a California corporation formed for the purpose of managing the Fund. Lakeside was incorporated in August 2002 and began doing business in November 2002. Lakeside is not a member of the Fund, and is owned by shareholders who are not members of the Fund.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

Cash available for distribution is the net income during the calendar month using the accrual method of accounting and in accordance with US GAAP. Monthly, the Fund provides statements of account to members and distributes or reinvests amounts equal to the members' proportionate share of the Fund's net income during such month. The Manager is required to distribute funds only to the extent that funds are available.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

         As of June 30, 2006, four (4) loans totaling $1,938,250 have matured and remained unpaid, each for less than 60 days. The loans are adequately covered by the fair market values of the underlying collateral, and the Fund does not expect to suffer losses in the case of any of these loans. Subsequently, as of the date of this filing: (i) one of the above loans, in the principal amount of $484,000, has been repaid, and (ii) another of the above loans, in the principal amount of $206,000, has been extended.

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

         The following shows the activities in the allowance for loan losses during the 6-month period ended June 30, 2006:

                         Balance, December 31, 2005   $59,000
                         Additions                    $32,000
                         Write offs                   $     0

                         Balance, June 30, 2006       $91,000

(h) LOAN INTEREST RESERVE The Fund often requires borrowers to set up interest reserve accounts from which monthly payments of interest are made. The interest reserve is deposited into a separate bank account in the name of the Fund, designated specifically as interest reserve on loans issued by the Fund. At the end of the month, the Fund draws the calculated monthly interest on outstanding loans from the interest reserve account and transfers such amount into the general operating account of the Fund as part of the distributable fund available for monthly disbursement to the members. The equivalent unearned amount is recorded as deferred interest in the liabilities section of the balance sheet. As of June 30, 2006 and 2005, the loan interest reserve and deferred interest were $238,539 and $322,869, respectively.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

(i) CONTRA-EQUITY ACCOUNTS: OFFERING COSTS AND COMMISSIONS INCURRED IN CONNECTION WITH RAISING OF CAPITAL
         Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees and broker's commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees range between 3.5% - 4.5%, depending on the commission plan selected by individual brokers. The brokers are also entitled to receive "trailer commissions" equivalent to 0.5% of the average daily invested capital at the anniversary of the invested funds. The initial marketing/broker's fees are capitalized in accordance with US GAAP, pursuant to the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Subsequent payments of trailer commissions however are treated as period costs and charged to current earnings of the Fund. As such, the initial marketing/broker's fees are included in the balance sheet under the caption heading "Members' contributions, net" while the trailer commissions are shown in the statement of operations, when incurred. The Fund has capitalized $41,319 (YTD: $157,644) and $71,882 (YTD:
         $114,745) of syndication costs and brokers' fees during the quarters ended June 30, 2006 and 2005, respectively.

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

         As of June 30, 2006 and 2005, the uninvested funds in the subscription account were $6,130 and $192,289, respectively.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 3 -  LOANS SECURED BY TRUST DEEDS

At June 30, 2006 and 2005, the Fund held the following types of mortgages:

                       2006          2005
                   -----------   -----------
Commercial         $ 2,655,390   $ 1,497,756
Construction       $ 3,052,380   $ 1,009,180
Unimproved Land    $ 8,081,087   $ 5,334,000
                   -----------   -----------
Total              $13,788,857   $ 7,840,936
                   -----------   -----------
First Mortgages    $ 8,700,417   $ 3,692,680
Second Mortgages   $ 5,088,440   $ 4,148,256
                   -----------   -----------
Total              $13,788,857   $ 7,840,936
                   -----------   -----------

Scheduled maturities of loans secured by trust deeds as of June 30, 2006 and the interest sensitivity of such loans are as follows:

                             Fixed            Variable
                             Interest         Interest
                             Rate             Rate               Total
                            -----------      -----------      -----------
Year Ending December 31:
2006                        $ 8,828,239                0      $ 8,828,239
2007                        $ 4,408,618                0      $ 4,408,618
2008                        $   552,000                0      $   552,000
2009                                  0                0                0
                            -----------      -----------      -----------
Total                       $13,788,857                0      $13,788,857
                            -----------      -----------      -----------

The Fund has no variable interest rate loans at June 30, 2006.

At June 30, 2006, 98% of the Fund's loans receivable was collateralized by properties located in California.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

As of June 30, 2006, the Fund's loan portfolio consisted of twenty (23) real estate loans to unrelated parties totaling $ 13,064,467, and two (2) loans receivable from related parties amounting to $ 724,390. One loan was paid off during the quarter (loan number 24 listed below). These debt securities are all secured by deeds of trust.

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

5. Loan 200411 amounting to $ 877,710, due in monthly installments of $ 7,972 interest only at 10.90% maturing on December 6, 2006. This loan is secured by a first trust deed on the underlying property.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

13. Loan 200511 amounting to $ 1,103,857 due in monthly installments of $ 11,038 interest only at 12.00% maturing on September 15, 2006. This loan is secured by a first trust deed on the underlying property.

14. Loan 200512 amounting to $ 850,000 due in monthly installments of $ 8,500 interest only at 12.00% maturing on October 14, 2006. This loan is secured by a first trust deed on the underlying property.

15. Loan 200513 amounting to $ 124,032 due in monthly installments of $ 1,240 interest only at 12.00% maturing on December 12, 2006. This loan is secured by a first trust deed on the underlying property.

16. Loan 200601 amounting to $ 552,000 due in monthly installments of $ 5,014 interest only at 10.90% maturing on January 11, 2008. This loan is secured by a first trust deed on the underlying property.

17. Loan 200602 amounting to $ 586,300 due in monthly installments of $ 5,863 interest only at 12% maturing on January 30, 2007. This loan is secured by a first trust deed on the underlying property.

18. Loan 200603 amounting to $ 946,781 due in monthly installments of $ 9,468 interest only at 12% maturing on February 2, 2007. This loan is secured by a first trust deed on the underlying property.

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

21. Loan 200606 amounting to $ 320,000 due in monthly installments of $ 3,173 interest only at 11.90% maturing on May 25, 2007. This loan is secured by a first trust deed on the underlying property.

22. Loan 200608 amounting to $ 525,000 due in monthly installments of $ 4,769 interest only at 10.90% maturing on June 7, 2007. This loan is secured by a first trust deed on the underlying property.

23. Loan 200609 amounting to $ 529,800 due in monthly installments of $ 5,254 interest only at 11.90% maturing on May 23, 2007. This loan is secured by a second trust deed on the underlying property.

24. Loan 200405 to a related party amounting to $ 177,000, due in monthly installments of $ 1,608 interest only at 10.90% maturing on June 11, 2006. This loan was secured by a second trust deed on the underlying property. The loan was paid in full on June 11, 2006.

25. Investment in 2003 Combined Note Participation amounting to $305,000 and maturing at various dates from September 2006 through December 2006. This amount was partially paid off by $ 80,610 on December 23, 2005. Interest is payable monthly at 12% per annum.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

26. Investment in participation notes issued by Mountain House Golf Course, LLC amounting to $ 500,000 and maturing in December 2006. Interest is payable monthly at an effective rate of approximately 11.00% per annum.

NOTE 4 -  RELATED PARTY TRANSACTIONS

LOANS SECURED BY TRUST DEEDS
The Fund may invest up to 20% of its total assets in loans to affiliated entities. On June 30, 2006, the Fund had an interest in one (1) loan and two (2) loan participations by affiliated entities. One loan is a participation interest in five separate promissory notes. The loan is carried at cost. This loan anticipates earning a 12% interest rate and will be repaid between various dates ranging from September 21, 2006 to December 21, 2006, at which time the amount of the loan will be returned to the Fund. The life of the loan may be extended up to two years pursuant to an extension option in the notes. The loan does have an option for early withdrawal. A portion of the combined notes was partially paid off ($80,610) on December 23, 2005. The second participation loan matures in December 2006 and bears an effective interest of approximately 11% per annum. Additionally, the Fund has a loan receivable from another related party amounting to $177,000 secured by a second trust deed on the underlying property. This loan accrues monthly interest of $1,608 (10.90% per year) and was paid in full on June 11, 2006. For the quarters ended June 30, 2006 and 2005, the Fund recognized interest income on loans to related parties amounting to $24,488 (YTD: $49,626) and $27,891 (YTD: $55,335), respectively.

As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of June 30, 2006, the Fund is in compliance with this restriction.

CONTRA  EQUITY COSTS
During the quarters ended June 30, 2006 and 2005 the Fund did not incur additional costs in connection with the offering of units of membership interest in the Fund. These expenditures consisted primarily of the initial accounting and filing costs relating to the registration and as such being treated as syndication costs as contemplated in the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Accordingly, these costs are treated as reduction of paid in capital.

The Fund paid commissions to securities brokers in connection with the sale of membership interests by the Fund. The commission rates ranged between 3.50% and 4.50% of the gross sales proceeds from the sale of units of the Fund. The total amount of net brokers' commissions paid during the quarters ended June 30, 2006 and 2005 were $41,319 (YTD: $157,644) and $71,882 (YTD: $114,745), respectively.
These costs are recorded as "Costs incurred in raising capital" and included in the balance sheet under the heading "Members' contributions, net".

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

BORROWER'S COSTS
The Manager acts as loan broker in the initial placement of the Fund loans and performs loan servicing functions as well. The Manager is compensated by the Fund for such loan servicing activities and is compensated by the borrower for the initial placement of the loans. The Fund does not incur "Incremental Direct Costs" as defined in SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." These are costs to originate loans that result directly from, and are essential to, the lending transaction and would not have been incurred by the Fund had the lending transaction not occurred. The Manager of the Fund incurs these types of costs; consequently the Manager is entitled to receive certain fees for its services such as loan brokerage commissions, loan processing and documentation fees, loan servicing and asset management fees and reimbursement of other expenses of the Manager. None of these fees are paid by the borrower to the Fund directly and therefore are not included in the income and expenses of the Fund.

BROKER'S COMMISSIONS ON INVESTED FUNDS
The Fund has retained the services of securities broker/dealers to sell units of membership interest in the Fund. One such broker/dealer is ePlanning Securities, Inc., which is affiliated with the Manager. Certain shareholders of the Manager (who are not members of the Fund) are also shareholders and/or directors of ePlanning. ePlanning sold membership units of the Fund to its client-investors during the quarters ended June 30, 2006 and 2005 amounting to $1,115,319 (YTD:
$3,753,477) and $1,507,829 (YTD: $2,520,976) of which it realized commissions totaling $41,319 (YTD: $157,644) and $71,882 (YTD: $114,745), respectively. The brokers do not earn a commission until funds are transferred from the Subscription Account to the "Invested Funds" account, at which time the funds become contributed capital of the Fund.


MANAGEMENT AND SERVICING FEES
The Manager earned $17,403 (YTD: $31,796) and $17,348 (YTD: $26,345) during the quarters ended June 30, 2006 and 2005, respectively, representing management and servicing fees it was entitled to receive from the Fund.

NOTE 5 -  CONCENTRATIONS

CASH AND CASH EQUIVALENTS Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. At June 30, 2006, the Fund had approximately $263,122 of cash that exceeded this limit and thus was not covered by federal depository insurance. These deposits may be redeemed upon demand and therefore bear minimal risk. The Fund has not experienced any losses in such accounts.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTES RECEIVABLE - NON RELATED PARTIES
Seven (7) loans totaling $4,450,157 were made to separate entities controlled by the same person. The various borrowing entities were organized for different purposes, and own real property in various places in California, mostly in the Central Valley. These loans represent 32% of the total loan portfolio and 39% of total interest income. The loans are all current, are adequately collateralized by the underlying real estate properties, and are personally guaranteed by the controlling person.

COMMITMENTS AND CONTINGENCIES
The Fund has outstanding loan commitments on three (3) construction loans totaling $1,479,852 which was undisbursed at June 30, 2006.

NOTE 6 -  REGULATORY REQUIREMENTS

EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974 ("ERISA")
Some of the investors purchasing membership interests are employee benefit plans, including Individual Retirement Accounts, which are subject to ERISA. Persons making the investment decisions for such ERISA investors are deemed to be "fiduciaries" of such investors and must discharge their duties with the care, skill and prudence which a prudent person would exercise under the circumstances.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

On the state level, the Fund is offering the units of Membership Interest pursuant to a permit issued by the California Department of Corporations. The permit requires annual renewal. The original permit was issued on February 24, 2003. The permit was renewed on February 1, 2006.

As of June 30, 2006, the Fund was in compliance with all applicable federal and state securities laws.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         As of June 30, 2006, we have sold a total of 143,117.04 Units, at $100 per Unit, for a total of $14,311,704. As of June 30, 2006, Fund members electing to reinvest their monthly income distributions have reinvested $913,635 back into the Fund. After deducting for broker commissions and offering expenses ($689,812), the net proceeds to the Fund from these sales (which includes reinvestment of earnings) have been $14,535,527. Members withdrew a total of $668,376 through the period ended June 30, 2006. As of June 30, 2006, the Fund has $ 13,788,857 invested in commercial mortgage loans, with the remainder in the form of cash and other assets. As of June 30, 2006, the Fund has 335 members.

         To compare this with how the Fund was doing during the same period last year, we had sold a total of 79,833.78 Units, for a total of $7,983,378 as of June 30, 2005. Reinvested funds amounted to $330,157. After deducting for broker commissions and offering expenses ($456,774), the net proceeds to the Fund from these sales were $7,856,761. The Fund had $7,839,100 invested in commercial mortgage loans, with the remainder in the form of cash and/or other temporary investments. As of June 30, 2005, the Fund had 248 members.

         Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees and broker's commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees are currently 4.5% (4% commission, 0.5% marketing fee). Brokers are also entitled to receive "trailer commissions," equivalent to 0.5% of the average daily balance of invested capital for each investor. These are received following each anniversary of the investor's initial investment. As of June 30, 2006, the Fund has capitalized $689,812 of syndication costs since inception.

         During the next twelve months, the Fund will continue to be managed by Lakeside Financial Group, Inc., which will continue to underwrite and select loans for the Fund to invest in, as well as short term investments for cash between loans. The Fund will continue to raise capital with its intrastate offering under a permit from the California Department of Corporations. It is anticipated that, at some point in the future, we will offer the Units of Membership Interest in additional states through a registered public offering, but this is not anticipated to occur within the next twelve months. The Manager will continue to manage the Fund as described in the Fund's Operating Agreement. The Fund will continue to pay the Manager, on a monthly basis, a management fee (annualized at 2.75% of gross assets under management) and loan servicing fee (annualized at 0.25% of loan principal amounts) to the extent these fees are not waived by the Manager. During the quarter ended June 30, 2006, the Manager accepted $17,403 (YTD: $31,796) in management fees and waived a total of $87,285 of these fees.

         During the next 12 months the Fund will continue to raise capital through the sale of membership interests and invest that capital in commercial real estate loans. The Fund does not expect to make any significant plant or equipment purchases or sales in the next 12 months. The Fund has no off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, the Fund carried out an evaluation, under the supervision and with the participation of the Manager's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Fund's disclosure controls and procedures. The Fund's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Fund's disclosure control objectives. The Manager's Principal Executive Officer and Acting Principal Financial Officer have concluded that the Fund's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Fund reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB. In connection with the evaluation of the Fund's internal controls during the Fund's second fiscal quarter ended June 30, 2006, the Manager's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Fund's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Fund's internal controls over financial reporting. The Fund receives subscriptions/investment funds from the general investing public through its designated brokers (primarily ePlanning Securities), and uses those funds to make loans secured by deeds of trust on real estate located primarily in California. The Fund's operations are managed by its fund manager, Lakeside Financial Group, Inc. The Manager does not own a membership interest in the Fund.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the period covered by this report the Fund made sales of unregistered securities set forth in the table below. All sales were of units of membership interest in the Fund, for the purchase price of $100 per unit of membership interest, and all sales were for cash consideration. No sales involved any underwriter, but all sales were effected through a licensed securities broker, ePlanning Securities, Inc., to whom a commission was paid of up to 4.5% of the sales price.

         All sales were made under the exemption from  registration  provided by
Section 3(a)(11) of the Securities Act of 1933, as amended, and under Rule 147 promulgated thereunder. The offering is limited to California residents only. The Fund derives at least 80% of its revenues from loans secured by real property located in California. The Fund's Operating Agreement and Subscription Agreement, both of which are executed by the investor, contain written disclosures regarding the limitations on resale prescribed by Rule 147.

         With respect to applicable state securities laws, all sales were made pursuant to a permit issued to the Fund by the California Department of Corporations ("DOC") pursuant to Sections 25110 and 25113 of the California
Corporations Code. The permit must be renewed each year by filing a renewal application and an updated Offering Circular for approval by the DOC. The renewed permit was issued by the DOC on February 1, 2006.

         During the period covered by this report the Fund made the following sales of unregistered securities, to various investors meeting the Fund's investor suitability standards, on the terms described above:

                  Date of Sale              Units Sold        Purchase Price
                  ------------              ----------        --------------
                  01/06/06                    789.71          $    78,971.37
                  01/13/06                  2,522.27          $   252,227.32
                  01/20/06                  2,582.65          $   258.264.95
                  01/30/06                  1,460.02          $   146,002.23
                  02/02/06                  5,712.93          $   571,293.06
                  02/21/06                  3,091.45          $   309,144.70
                  03/03/06                  2,677.08          $   267,708.00
                  03/08/06                  4,128.66          $   412,866.23
                  03/09/06                    485.56          $    48,555.61
                  03/24/06                  1,676.30          $   167,630.30
                  03/31/06                  1,254.94          $   125,494.17
                  04/07/06                  1,921.70          $   192,170.00
                  04/14/06                  1,002.16          $   100,215.80
                  04/28/06                  1,069.94          $   106,994.12
                  05/05/06                    511.54          $    51,154.00
                  05/19/06                  1,577.16          $   157,715.75
                  06/02/06                  1,671.71          $   167,171.00
                  06/23/06                  2,398.98          $   239,898.16
                  06/30/06                  1,000.00          $   100,000.00

                  01/05/06 (re investment)    500.48          $    50,048.17
                  02/03/06 (re investment)    504.82          $    50,482.08
                  03/31/06 (re investment)    497.30          $    49,729.71
                  04/30/06 (re investment)    589.41          $    58,941.37
                  05/31/06 (re investment)    592.85          $    59,284.70
                  06/30/06 (re investment)    592.80          $    59,280.40

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Fund has held no regularly scheduled, called or special meetings of members during the reporting period.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

Exhibit No.       Description
-----------       -----------
2.1.*             Articles of Organization

3.1.*             Operating Agreement of Lakeside Mortgage Fund, LLC

6.1.*             Broker/Dealer Agreement

6.2.*             Amendment No. 1 to Broker Dealer Agreement

12.1.             Offering Circular dated February 1, 2006

31.1. Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2. Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1. Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2. Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*Incorporated by reference to the Fund's Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on August 6, 2004.

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

                                  LAKESIDE MORTGAGE FUND, LLC,
                                  A California Limited Liability Company

                                  By:      Lakeside Financial Group, Inc.,
                                           Manager

Date:  August 11, 2006            By:   /S/ William F. Webster
                                        --------------------------------
                                           William F. Webster, President