Form 10QSB
period 2006-09-30
LAKESIDE MORTGAGE FUND LLC
filed 2006-11-14
CIK 1299919

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Transitional Small Business Disclosure Format (Check One):   Yes |X|  No |_|

                                TABLE OF CONTENTS


Part I - Financial Information

           Item 1       Financial Statements and Notes                                          4

           Item 2       Management's Discussion and Analysis or Plan of Operation              20

           Item 3       Controls and Procedures                                                21

Part II - Other Information

           Item 1       Legal Proceedings                                                      22

           Item 2       Unregistered Sales of Equity Securities and Use of Proceeds            22

           Item 3       Defaults Upon Senior Securities                                        23

           Item 4       Submission of Matters to a Vote of Security Holders                    23

           Item 5       Other Information                                                      23

           Item 6       Exhibits                                                               24

           Signatures                                                                          24


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

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)
                            Balance Sheet (Unaudited)
                               September 30, 2006


                                     ASSETS

      Cash in bank (Note 5)`                                                           $ 1,478,584
      Loan interest reserve (restricted)                                                   285,659
      Accrued interest receivable                                                          145,418
      Notes receivable - related parties (Notes 3 and 4)                                   724,390
      Notes receivable - non related parties, net of allowance for
           bad debts:  $118,710 and  $45,700 in 2006 and 2005, respectively (Note 3)    12,695,881
                                                                                       -----------

TOTAL ASSETS                                                                           $15,329,932
                                                                                       ===========


                         LIABILITIES AND MEMBERS' EQUITY

      Accounts payable and other current liabilities                 $    92,788
      Uninvested subscriptions                                            73,247
      Deferred interest on notes receivable                              285,659
                                                                     -----------

Total liabilities                                                        451,694
                                                                     -----------

Members' equity (Note 4)
      Members' contributions, net                                     14,784,348
      Retained earnings                                                   93,890
                                                                     -----------

      Total members' equity                                           14,878,238
                                                                     -----------

TOTAL LIABILITIES AND MEMBERS' EQUITY                                $15,329,932
                                                                     ===========

      see accompanying notes

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)
                      Statements of Operations (Unaudited)
                       For the Periods Ended September 30,


                                                          2006                       2005
                                                 -----------------------   ------------------------
                                                 July-Sept     Jan-Sept    July-Sept      Jan-Sept
                                                 ----------   ----------   ----------    ----------
Revenues
      Interest and other income                  $  401,401   $1,093,231   $  226,206    $  580,840
                                                 ----------   ----------   ----------    ----------
      Total revenues                                401,401    1,093,231      226,203       580,840
                                                 ----------   ----------   ----------    ----------

Operating Expenses
      Professional fees - accounting and taxes       10,200       34,600        6,300        18,883
      Advertising                                    11,750       13,250          750         2,500
      Provision for loan losses                         676       59,710       13,164        38,600
      Management fees (Notes 1 & 4)                  40,964       72,760       17,734        44,079
      Permits fees and licenses                         750        2,250          750         4,748
      Printing                                        5,400        7,800          600         3,159
      Legal                                           3,150        9,300          (10)        2,067
      Trailer commissions                            10,000       41,000        4,500        11,796
      Conference and seminars                         1,500        4,500           --         1,000
      Other operating expenses                        1,800        7,400        3,040         3,840
      Taxes                                             450        1,350          450         2,750
                                                 ----------   ----------   ----------    ----------

      Total operating expenses                       86,640      253,920       47,278       133,422
                                                 ----------   ----------   ----------    ----------

Net income                                       $  314,761   $  839,311   $  178,925    $  447,418
                                                 ==========   ==========   ==========    ==========


      see accompanying notes

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)

                          STATEMENTS OF MEMBERS' EQUITY
         For the nine-month period ended September 30, 2006 (Unaudited)


                                                         Members'          Retained
                                                      Contributions        Earnings             TOTAL
                                                     ---------------    ---------------    ---------------

Balance, January 1, 2006                             $    10,102,408    $        56,549    $    10,158,957

      Contributions                                        2,638,158          2,638,158
      Costs incurred in raising capital                     (116,325)          (116,325)
      Reinvestment of members' share of net income           150,260            150,260
      Investors' withdrawal                                  (14,934)           (14,934)
      Net income                                             239,643            239,643
      Distribution                                          (252,862)          (252,862)
                                                     ---------------    ---------------    ---------------

Balance, March 31, 2006                              $    12,759,567    $        43,330    $    12,802,897

      Contributions                                        1,115,319          1,115,319
      Costs incurred in raising capital                      (41,319)           (41,319)
      Reinvestment of members' share of net income           177,506            177,506
      Investors' withdrawal                                 (143,922)          (143,922)
      Net income                                             284,908            284,908
      Distribution                                          (245,157)          (245,157)
                                                     ---------------    ---------------    ---------------

Balance, June 30, 2006                               $    13,867,151    $        83,081    $    13,950,232

    Contributions                                            897,591            897,591
    Costs incurred in raising capital                        (37,540)           (37,540)
    Reinvestment of members' share of net income             191,785            191,785
    Investors' withdrawal                                   (134,639)          (134,639)
    Net income                                               314,761            314,761
    Distribution                                            (303,952)          (303,952)
                                                     ---------------    ---------------    ---------------

Balance, September 30, 2006                          $    14,784,348    $        93,890    $    14,878,238
                                                     ===============    ===============    ===============


see accompanying notes

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)
                            Statements of Cash Flows
                       For the periods ended September 30,


                                                                          2006                          2005
                                                               --------------------------    --------------------------
                                                                July-Sept      Jan-Sept       July-Sept      Jan-Sept
                                                               -----------    -----------    -----------    -----------

Cash Flows from Operating Activities:

      Net income                                               $   314,761    $   839,311    $   178,925    $   447,418
      Provision for bad debts                                          676         59,710         13,164         38,600
      Accrued interest receivable                                  (91,196)      (126,349)       (30,855)       (31,966)
      Loan interest reserves (restricted)                           47,120          2,419         77,184        (10,063)
      Accounts payable and other liabilities                        26,387         61,834          9,865         11,873
      Deferred interest receivable                                 (47,120)        (2,419)       (77,184)        10,063
                                                               -----------    -----------    -----------    -----------

      Change                                                       250,628        834,506        171,099        465,925
                                                               -----------    -----------    -----------    -----------

Cash Flows from Investing Activities:

      Investment in related parties' notes receivable                   --        177,000             --             --
      Notes receivable-non related parties:
                Funding                                         (1,753,135)    (6,526,487)      (913,505)    (4,820,653)
                Payoff                                           2,003,010      2,442,320        309,756      1,392,456
                                                               -----------    -----------    -----------    -----------
      Change                                                       249,875     (3,907,167)      (603,749     (3,428,197)
                                                               -----------    -----------    -----------    -----------

Cash Flows from Financing Activities:

      Members' contributions                                       964,708      3,983,371      1,823,349      4,321,874

      Members' withdrawals                                        (134,639)      (293,495)      (418,019)      (438,019)
      Costs incurred in raising capital and commissions, net       (37,540)      (195,184)       (30,472)      (145,217)
      Distributions to members                                    (112,166)      (282,419)       (50,799)      (119,617)
                                                               -----------    -----------    -----------    -----------

      Change                                                       680,363      3,212,273      1,324,059      3,619,021
                                                               -----------    -----------    -----------    -----------

Net Change in Cash during the Period                             1,180,866        139,612        891,409        656,749

Cash in Bank, Beginning of Period                                  297,718      1,338,972        279,504        514,164
                                                               -----------    -----------    -----------    -----------

Cash in Bank, End of Period                                    $ 1,478,584    $ 1,478,584    $ 1,170,913    $ 1,170,913
                                                               ===========    ===========    ===========    ===========


see accompanying notes

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                           September 30, 2006 and 2005

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

The accompanying unaudited condensed financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Fund's Manager, these unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Fund at September 30, 2006 and 2005, the results of operations for the nine and three months ended September 30, 2006 and 2005 and cash flows for the nine and three months ended September 30, 2006 and 2005. Results of operations for the nine months ended September 30, 2006 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2006. Please refer to the Fund's 2005 Annual Report on Form 10-KSB for the complete financial statements for the period ended December 31, 2005.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                           September 30, 2006 and 2005

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                           September 30, 2006 and 2005

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

(f) Loans Secured by Trust Deeds Loans secured by trust deeds are recorded at cost. To date, no loans had been purchased from outside third party issuers of loans. The Fund loans will have varying terms at the discretion of the Manager. Construction loans will generally have a term of between one and five years and will provide for monthly payments of interest only with a "balloon payment" at the end of the term. Other Fund loans may have a longer amortization schedule and may be fully amortizing, i.e. original principal amount of the loan will be repaid in equal monthly installments of principal and interest over the term. The Fund will not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash after principal is collected. A loan is impaired when, based on current information and events, it is probable that the Fund will be unable to collect all amounts due according to the contractual terms of the loan agreement. Cash receipts will be allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Fund's investment in the loan is fully recoverable. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the underlying collateral.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                           September 30, 2006 and 2005

      As of September 30, 2006, five (5) loans totaling $2,727,345 have matured and remained unpaid; four (4) loans for less than 30 days while one (1) loan ($380,000) has been delinquent since May, 2006. Delinquent interest amounted to $ 20,710 and was fully covered by an allowance for bad debts. The loans are adequately covered by the fair market values of the underlying collateral, and the Fund does not expect to suffer losses in the case of any of these loans.

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

      The following shows the activities in the allowance for loan losses during the 9-month period ended September 30, 2006:

               Balance, December 31, 2005                $ 59,000
               Additions                                 $ 59,710
               Write offs                                $      0
                                                         --------

               Balance, September 30, 2006               $118,710
                                                         ========

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                           September 30, 2006 and 2005

(h) Loan Interest Reserve The Fund often requires borrowers to set up interest reserve accounts from which monthly payments of interest are made. The interest reserve is deposited into a separate bank account in the name of the Fund, designated specifically as interest reserve on loans issued by the Fund. At the end of the month, the Fund draws the calculated monthly interest on outstanding loans from the interest reserve account and transfers such amount into the general operating account of the Fund as part of the distributable fund available for monthly disbursement to the members. The equivalent unearned amount is recorded as deferred interest in the liabilities section of the balance sheet. As of September 30, 2006, the loan interest reserve and deferred interest were $285,658.

(i) Contra-Equity Accounts: Offering Costs and Commissions Incurred in Connection with Raising of Capital
      Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees and broker's commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees paid by the Fund are currently 4.5%. The brokers are also entitled to receive "trailer commissions" equivalent to 0.5% of the average daily invested capital at the 1 year anniversary of the invested funds. The initial marketing/broker's fees are capitalized in accordance with US GAAP, pursuant to the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Subsequent payments of trailer commissions however are treated as period costs and charged to current earnings of the Fund. As such, the initial marketing/broker's fees are included in the balance sheet under the caption heading "Members' contributions, net" while the trailer commissions are shown in the statement of operations, when incurred. The Fund has capitalized $37,540 (YTD: $195,184) of syndication costs and brokers' fees during the quarters ended September 30, 2006.

(j) Subscription Account Upon receipt of the funds from prospective investors subscribing to purchase membership interests, those funds are deposited into a subscription account. The funds are held, in the Manager's discretion up to a maximum of 60 days, until needed by the Fund. The funds are then contributed to the capital of the Fund in exchange for a membership interest. The Manager may hold funds in the subscription account for longer than 60 days only upon the written consent of the subscriber.

      As of September 30, 2006, the uninvested funds in the subscription account was $73,247.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                           September 30, 2006 and 2005

Note 3 -   Loans Secured by Trust Deeds

At September 30, 2006 and 2005, the Fund held the following types of mortgages:

                                                2006                 2005
                                             -----------         -----------

    Commercial                               $ 3,570,390         $ 1,188,000
    Construction                             $ 2,614,554         $ 1,022,734
    Unimproved Land                          $ 7,354,037         $ 6,233,951
                                             -----------         -----------

    Total                                    $13,538,981         $8,444,685__
                                             -----------         -----------

    First Mortgages                          $ 8,693,591         $ 4,412,635
    Second Mortgages                         $ 4,845,390         $ 4,032,050
                                             -----------         -----------


    Total                                    $13,538,981         $8,444,685__
                                             -----------         -----------

Scheduled maturities of loans secured by trust deeds as of September 30, 2006 and the interest sensitivity of such loans are as follows:

                                Fixed             Variable
                                Interest          Interest
                                Rate              Rate                Total
                               -----------       -----------       -----------
Year Ending December 31:
2006                           $ 6,944,246                 0       $ 6,944,246
2007                           $ 5,127,735                 0       $ 5,127,735
2008                           $ 1,467,000                 0       $ 1,467,000
                               -----------       -----------       -----------
Total                          $13,538,981                 0       $13,538,981
                               -----------       -----------       -----------

The Fund has no variable interest rate loans at September 30, 2006.

At September 30, 2006, 98% of the Fund's loans receivable was collateralized by properties located in California.

As of September 30, 2006, the Fund's loan portfolio consisted of twenty five
(25) real estate loans to unrelated parties totaling $ 12,814,591, and two (2) loans receivable from related parties amounting to $ 724,390. These debt securities are all secured by deeds of trust.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                           September 30, 2006 and 2005

1. Loan 200408 amounting to $ 206,000, due in monthly installments of $ 1,871 interest only at 10.90% maturing on December 22, 2006. This loan is secured by a second trust deed on the underlying property.
2. Loan 200410 amounting to $ 890,000, due in monthly installments of $ 8,900 interest only at 12.00% maturing on September 14, 2006. This loan is secured by a second trust deed on the underlying property.
3. Loan 200409 amounting to $ 450,000, due in monthly installments of $ 4,088 interest only at 10.90% maturing on October 12, 2006. This loan is secured by a first trust deed on the underlying property.
4. Loan 200411 amounting to $ 919,038, due in monthly installments of $ 8,273 interest only at 10.90% maturing on December 6, 2006. This loan is secured by a first trust deed on the underlying property.
5. Loan 200502 amounting to $ 470,737, due in monthly installments of $ 4,276 interest only at 10.90% maturing on January 18, 2007. This loan is secured by a first trust deed on the underlying property.
6. Loan 200504 amounting to $ 750,000 due in monthly installments of $ 7,500 interest only at 12.00% maturing on September 8, 2006. This loan is secured by a second trust deed on the underlying property.
7. Loan 200507 amounting to $ 230,000 due in monthly installments of $ 2,300 interest only at 12.00% maturing on September 25, 2006. This loan is secured by a second trust deed on the underlying property.
8. Loan 200508 amounting to $ 490,000 due in monthly installments of $ 4,900 interest only at 12.00% maturing on October 11, 2006. This loan is secured by a second trust deed on the underlying property.
9. Loan 200509 amounting to $ 380,000 due in monthly installments of $3,452 interest only at 10.90% maturing on May 19, 2006. This loan is secured by a first trust deed on the underlying property.
10. Loan 200510 amounting to $ 400,000 due in monthly installments of $ 4,000 interest only at 12.00% maturing on November 8, 2006. This loan is secured by a second trust deed on the underlying property.
11. Loan 200511 amounting to $ 477,345 due in monthly installments of $ 4,773 interest only at 12.00% maturing on September 15, 2006. This loan is secured by a first trust deed on the underlying property.
12. Loan 200512 amounting to $ 850,000 due in monthly installments of $ 8,500 interest only at 12.00% maturing on October 14, 2006. This loan is secured by a first trust deed on the underlying property.
13. Loan 200513 amounting to $ 177,472 due in monthly installments of $ 1,775 interest only at 12.00% maturing on December 12, 2006. This loan is secured by a first trust deed on the underlying property.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                           September 30, 2006 and 2005

14. Loan 200601 amounting to $ 552,000 due in monthly installments of $ 5,014 interest only at 10.90% maturing on January 11, 2008. This loan is secured by a first trust deed on the underlying property.
15. Loan 200602 amounting to $ 586,300 due in monthly installments of $ 5,863 interest only at 12% maturing on January 30, 2007. This loan is secured by a first trust deed on the underlying property.
16. Loan 200603 amounting to $ 1,040,699 due in monthly installments of $ 10,407 interest only at 12% maturing on February 2, 2007. This loan is secured by a first trust deed on the underlying property.
17. Loan 200604 amounting to $ 680,000 due in monthly installments of $ 6,177 interest only at 10.90% maturing on March 7, 2007. This loan is secured by a first trust deed on the underlying property.
18. Loan 200605 amounting to $ 350,000 due in monthly installments of $ 3,179 interest only at 10.90% maturing on February 27, 2007. This loan is secured by a first trust deed on the underlying property.
19. Loan 200606 amounting to $ 320,000 due in monthly installments of $ 3,173 interest only at 11.90% maturing on May 25, 2007. This loan is secured by a first trust deed on the underlying property.
20. Loan 200607 amounting to $ 525,000 due in monthly installments of $ 4,769 interest only at 10.90% maturing on June 7, 2007. This loan is secured by a first trust deed on the underlying property.
21. Loan 200608 amounting to $ 625,000 due in monthly installments of $ 6,198 interest only at 11.90% maturing on May 23, 2007. This loan is secured by a second trust deed on the underlying property.
22. Loan 200609 amounting to $ 345,000 due in monthly installments of $ 3,134 interest only at 10.90% maturing on June 27, 2008. This loan is secured by a first trust deed on the underlying property.
23. Loan 200610 amounting to $ 270,000 due in monthly installments of $ 3,150 interest only at 14.00% maturing on July 3, 2007. This loan is secured by a second trust deed on the underlying property.
24. Loan 200611 amounting to $ 260,000 due in monthly installments of $ 2,600 interest only at 12.00% maturing on August 3, 2007. This loan is secured by a second trust deed on the underlying property.
25. Loan 200612 amounting to $ 570,000 due in monthly installments of $ 5,653 interest only at 11.90% maturing on August 30, 2008. This loan is secured by a first trust deed on the underlying property.
26. Investment in 2003 Combined Note Participation amounting to $305,000 and maturing at various dates from September 2006 through December 2006. This amount was partially paid off by $ 80,610 on December 23, 2005. Interest is payable monthly at 12% per annum.
27. Investment in participation notes issued by Mountain House Golf Course, LLC amounting to $ 500,000 and maturing in December 2006. Interest is payable monthly at an effective rate of approximately 11.00% per annum.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                           September 30, 2006 and 2005

Note 4 -   Related Party Transactions

Loans Secured by Trust Deeds
The Fund may invest up to 20% of its total assets in loans to affiliated entities. On September 30, 2006, the Fund had an interest in two (2) loans issued by affiliated entities. One loan is a participation interest in five separate promissory notes. The loan is carried at cost. This loan anticipates earning a 12% interest rate and will be repaid between various dates ranging from September 21, 2006 to December 21, 2006, at which time the amount of the loan will be returned to the Fund. The life of the loan may be extended up to two years pursuant to an extension option in the notes. The loan does have an option for early withdrawal. A portion of the combined notes was partially paid off ($80,610) on December 23, 2005. The second participation loan matures in December 2006 and bears an effective interest of 11% per annum. For the quarters ended September 30, 2006 and 2005, the Fund recognized interest income on loans to related parties amounting to $20,629 (YTD: $70,256) and $27,891 (YTD:
$83,226), respectively.

As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of September 30, 2006, the Fund is in compliance with this restriction.

Contra Equity Costs
During the quarters ended September 30, 2006 and 2005 the Fund incurred $ 0 and $11,778, respectively, as additional costs in connection with the offering of units of membership interest in the Fund. These expenditures consisted primarily of the initial accounting and filing costs relating to the registration and as such being treated as syndication costs as contemplated in the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Accordingly, these costs are treated as reduction of paid in capital.

The Fund paid commissions to securities brokers in connection with the sale of membership interests by the Fund. The commission rate was 4.5% of the gross sales proceeds from the sale of units of the Fund. The total amount of net brokers' commissions paid during the quarters ended September 30, 2006 and 2005 were $37,540 (YTD: $195,184) and $30,472 (YTD: $145,217), respectively. These costs are recorded as "Costs incurred in raising capital" and included in the balance sheet under the heading "Members' contributions, net".

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                           September 30, 2006 and 2005

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

Broker's Commissions on Invested Funds
The Fund has retained the services of securities broker/dealers to sell units of membership interest in the Fund. One such broker/dealer is ePlanning Securities, Inc., which is affiliated with the Manager. Certain shareholders of the Manager (who are not members of the Fund) are also shareholders and/or directors of ePlanning. ePlanning sold membership units of the Fund to its client-investors during the quarters ended September 30, 2006 and 2005 amounting to $1,089,376 (YTD: $4,842,853) and $1,444,391 (YTD: $3,965,367) of which it realized commissions totaling $37,540 (YTD: $195,184) and $30,472 (YTD: $145,217),
respectively. The brokers do not earn a commission until funds are transferred from the subscription account to members' equity, at which time the funds become contributed capital of the Fund.

Management and servicing fees
The Manager earned $40,964 (YTD: $72,760) and $17,734 (YTD: $44,079) during the quarters ended September 30, 2006 and 2005, respectively, representing management and servicing fees it was entitled to receive from the Fund.

Note 5 -   Concentrations

Cash and Cash Equivalents
Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. At September 30, 2006, the Fund had approximately $1,205,337 of cash that exceeded this limit and thus was not covered by federal depository insurance. These deposits may be redeemed upon demand and therefore bear minimal risk. The Fund has not experienced any losses in such accounts.

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                           September 30, 2006 and 2005

Notes receivable - non related parties
Seven (7) loans totaling $3,823,645 were made to separate entities controlled by the same person. The various borrowing entities were organized for different purposes, and own real property in various places in California, mostly in the Central Valley. These loans represent 28% of the total loan portfolio and 36% of total interest income. The loans are adequately collateralized by the underlying real estate properties, and are personally guaranteed by the controlling person.

Commitments and contingencies
The Fund has outstanding loan commitments on four (4) construction loans totaling $1,487,886 which was undisbursed at September 30, 2006.

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

                           LAKESIDE MORTGAGE FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    Notes to Financial Statements (Unaudited)
                           September 30, 2006 and 2005

On the state level, the Fund is offering the units of membership interest pursuant to a permit issued by the California Department of Corporations. The permit requires annual renewal. The original permit was issued on February 24, 2003. The permit was renewed on February 1, 2006.

As of September 30, 2006, the Fund was in compliance with all applicable federal and state securities laws.

Item 2.    Management's Discussion and Analysis or Plan of Operation

      As of September 30, 2006, we have sold a total of 152,092.95 Units, at $100 per Unit, for a total of $15,209,295. As of September 30, 2006, Fund members electing to reinvest their monthly income distributions have reinvested $1,105,420 back into the Fund. After deducting for broker commissions and offering expenses ($727,352), the net proceeds to the Fund from these sales (which includes reinvestment of earnings) have been $15,587,363. Members withdrew a total of $803,015 through the period ended September 30, 2006. As of September 30, 2006, the Fund has $ 13,538,981 invested in commercial mortgage loans, with the remainder in the form of cash and other assets. As of September 30, 2006, the Fund has 348 members.

      To compare this with how the Fund was doing during the same period last year, we had sold a total of 93,268.47 Units, for a total of $9,326,847 as of September 30, 2005. Reinvested funds amounted to $451,079. After deducting for broker commissions and offering expenses ($514,418), the net proceeds to the Fund from these sales were $9,263,508. The Fund had $8,444,685 invested in commercial mortgage loans, with the remainder in the form of cash and/or other temporary investments. As of September 30, 2005, the Fund had 266 members.

      Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees, and broker's commissions paid to an outside brokerage firm, are treated as contra-equity accounts. The fees are currently 4.5% (4% commission, 0.5% marketing fee). Brokers are also entitled to receive "trailer commissions," equivalent to 0.5% of the average daily balance of invested capital for each investor. These are received following each anniversary of the investor's initial investment. As of September 30, 2006, the Fund has capitalized $727,352 of syndication costs since inception.

      During the next twelve months, the Fund will continue to be managed by Lakeside Financial Group, Inc., which will continue to underwrite and select loans for the Fund to invest in, as well as short term investments for cash between loans. The Fund will continue to raise capital with its intrastate offering under a permit from the California Department of Corporations. It is anticipated that, at some point in the future, we will offer the units of membership interest in additional states through a registered public offering, but this is not anticipated to occur within the next twelve months. The Manager will continue to manage the Fund as described in the Fund's Operating Agreement. The Fund will continue to pay the Manager, on a monthly basis, a management fee (annualized at 2.75% of gross assets under management) and loan servicing fee (annualized at 0.25% of loan principal amounts) to the extent these fees are not waived by the Manager. During the quarter ended September 30, 2006, the Manager accepted $40,964 (YTD: $72,760) in management fees and waived a total of $72,208 of these fees.

      During the next 12 months the Fund will continue to raise capital through the sale of membership interests and invest that capital in commercial real estate loans. The Fund does not expect to make any significant plant or equipment purchases or sales in the next 12 months. The Fund has no off-balance sheet arrangements.

Item 3.    Controls and Procedures.

      As of the end of the period covered by this report, the Fund carried out an evaluation, under the supervision and with the participation of the Manager's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Fund's disclosure controls and procedures. The Fund's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Fund's disclosure control objectives. The Manager's Principal Executive Officer and Acting Principal Financial Officer have concluded that the Fund's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Fund reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB. In connection with the evaluation of the Fund's internal controls during the Fund's third fiscal quarter ended September 30, 2006, the Manager's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Fund's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Fund's internal controls over financial reporting. The Fund receives subscriptions/investment funds from the general investing public through its designated brokers (primarily ePlanning Securities), and uses those funds to make loans secured by deeds of trust on real estate located primarily in California. The Fund's operations are managed by its fund manager, Lakeside Financial Group, Inc. The Manager does not own a membership interest in the Fund.

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

      All sales were made under the exemption from registration provided by
Section 3(a)(11) of the Securities Act of 1933, as amended, and under Rule 147 promulgated thereunder. The offering is limited to California residents only. The Fund derives at least 98% of its revenues from loans secured by real property located in California. The Fund's Operating Agreement and Subscription Agreement, both of which are executed by the investor, contain written disclosures regarding the limitations on resale prescribed by Rule 147.

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

      During the period covered by this report the Fund made the following sales of unregistered securities, to various investors meeting the Fund's investor suitability standards, on the terms described above:

         Date of Sale                              Units Sold    Purchase Price
    ------------------------                       ----------    ---------------

    01/06/06                                           789.71    $    78,971.37
    01/13/06                                         2,522.27    $   252,227.32
    01/20/06                                         2,582.65    $   258.264.95
    01/30/06                                         1,460.02    $   146,002.23
    02/02/06                                         5,712.93    $   571,293.06
    02/21/06                                         3,091.45    $   309,144.70
    03/03/06                                         2,677.08    $   267,708.00
    03/08/06                                         4,128.66    $   412,866.23
    03/09/06                                           485.56    $    48,555.61
    03/24/06                                         1,676.30    $   167,630.30
    03/31/06                                         1,254.94    $   125,494.17
    04/07/06                                         1,921.70    $   192,170.00
    04/14/06                                         1,002.16    $   100,215.80
    04/28/06                                         1,069.94    $   106,994.12
    05/05/06                                           511.54    $    51,154.00
    05/19/06                                         1,577.16    $   157,715.75
    06/02/06                                         1,671.71    $   167,171.00
    06/23/06                                         2,398.98    $   239,898.16
    06/30/06                                         1,000.00    $   100,000.00
    07/12/06                                         1,826.30    $   182,630.00
    07/19/06                                         1,507.83    $   150,782.87
    08/04/06                                         1,147.83    $   114,782.61
    08/16/06                                         2,464.79    $   246,478.87
    08/29/06                                           322.00    $    32,200.00
    09/08/06                                         1,707.17    $   170,716.61

    01/05/06 (re investment)                           500.48    $    50,048.17
    02/03/06 (re investment)                           504.82    $    50,482.08
    03/31/06 (re investment)                           497.30    $    49,729.71
    04/30/06 (re investment)                           589.41    $    58,941.37
    05/31/06 (re investment)                           592.85    $    59,284.70
    06/30/06 (re investment)                           592.80    $    59,280.40
    07/31/06 (re investment)                           589.81    $    58,981.35
    08/31/06 (re investment)                           656.84    $    65,684.48
    09/30/06 (re investment)                           671.19    $    67,118.99

Item 3.    Defaults on Senior Securities

      None

Item 4.    Submission of Matters to a Vote of Security Holders

      The Fund has held no regularly scheduled, called or special meetings of members during the reporting period.

Item 5.    Other Information

      None.

Item 6.    Exhibits


Exhibit No.          Description
-----------          -----------

2.1.*                Articles of Organization
3.1.*                Operating Agreement of Lakeside Mortgage Fund, LLC
6.1.*                Broker/Dealer Agreement
6.2.*                Amendment No. 1 to Broker Dealer Agreement
12.1.**              Offering Circular dated February 1, 2006
31.1.                Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-
                     Oxley Act of 2002.
31.2.                Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-
                     Oxley Act of 2002.
32.1.                Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-
                     Oxley Act of 2002.
32.2.                Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-
                     Oxley Act of 2002.


* Incorporated by reference to the Fund's Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on August 6, 2004.

** Incorporated by reference to the Fund's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

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

                                          LAKESIDE MORTGAGE FUND, LLC,
                                          A California Limited Liability Company

                                          By: Lakeside Financial Group, Inc.,
                                              Manager

Date:  November 13, 2006                  By: /S/ William F. Webster
                                              ----------------------
                                              William F. Webster, President