Form 10KSB
period 2006-12-31
LAKESIDE MORTGAGE FUND LLC
filed 2007-03-30
CIK 1299919

U.S. SECURITIES AND EXCHANGE COMMISSION Washington,
                                   D.C. 20549

                                   FORM 10K-SB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

                     For the period ended December 31, 2006

                        Commission file number 000-50893

                           LAKESIDE MORTGAGE FUND, LLC
                 (Name of Small Business Issuer in its Charter)

    California                                                52-2387294
   (State or other jurisdiction of                           (I.R.S. Employer
    Incorporation or organization)                           Identification No.)


1738 Yuba Street,
Redding, California                                            96001
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


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Indicate by check mark whether the  registrant  is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [_] No [X]

State issuer's revenues for its most recent fiscal year:  $ 1,527,549.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold ($100 per unit), was approximately $ 20,883,310 on February 28, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes [X];  No [_]

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

PART F/S

PART III

Item 1      Index to Exhibits
Item 2      Description of Exhibits

SIGNATURES

                           FORWARD-LOOKING STATEMENTS

      This Form 10-KSB contains "forward-looking statements" relating to Lakeside Mortgage Fund, LLC (the "Company" or the "Fund"), which represent the Fund's current expectations or beliefs including, but not limited to, statements concerning the Fund's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Fund to continue its growth strategy and competition, certain of which are beyond the Fund's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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


                    INFORMATION REQUIRED IN ANNUAL REPORTS OF
                       TRANSITIONAL SMALL BUSINESS ISSUERS


               PART I (Alternative 2: Form 1-A Model B Items 6-11)


ITEM 1.     DESCRIPTION OF BUSINESS

OVERVIEW

I.    INTRODUCTION

      A. General Overview. The Registrant is Lakeside Mortgage Fund, LLC (referred to herein as the "Company," or the "Fund," "we," or "us"), a California limited liability company whose manager is Lakeside Financial Group, Inc., a California corporation (the "Manager"). We have been organized for the purpose of making or investing in loans secured by deeds of trust encumbering California real estate, and, to a limited extent, real estate located in other states. We filed our Articles of Organization on December 4, 2002. We conducted no business, other than organizational, planning and registration activities, until September of 2003, which is the first time we took in capital contributions from investors, and invested those funds in commercial mortgage loans and other temporary investments such as short-term commercial paper. Prior to that, the Company worked on raising capital and holding the invested amounts in trust for investors prior to meeting its offering minimum of $500,000 in September of 2003.

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

      The Company raises capital for its lending activities by selling equity interests, in the form of membership interests, to investors. The Company is currently offering its membership interests, in the form of Units of Membership Interest ("Units"), in an intrastate offering to California residents only. The Company is offering 500,000 Units, at a price of $100 per Unit, with a minimum investment per investor of 20 Units ($2,000), for a total offering amount of $50,000,000. The Company began offering the Units on February 24, 2003, and, as of December 31, 2006, has raised $16,592,155.

      The offering of Units is exempt from registration under federal securities laws pursuant to Section 3(a)(11) of the Securities Act of 1933, as amended, and Rule 147 promulgated thereunder. Under applicable state securities laws, the Company is offering the Units pursuant to a permit issued by the California Department of Corporations, originally issued on February 24, 2003, and renewed annually, with the most recent renewal dated January 17, 2007. (See, "III. The Offering of Membership Interests")

      Purchasers of Units become Members of the Company. Members receive monthly distributions of cash, or they may opt to reinvest their distributions back into the Company for more Units. Distribution amounts are based on amounts earned by the Company and the percentage interest of the Members. The rights and duties of Members are set forth in the Operating Agreement of the Company. Members do not engage in the management of the Company, but certain events (dissolution of the Company, amendment of the Operating Agreement, merger of the Company with another entity, and removal of the Manager) require the approval of the Members. (See, "V. Summary of Operating Agreement" for a description of the Operating Agreement and the rights and the duties of the Members.)

      Investors' funds are placed initially in a non-interest-bearing subscription account. Within 60 days of being placed in the subscription account, the funds are then transferred to the capital of the Company and the investor becomes a Member. This transfer occurs at the discretion of the Manager, usually at a time that the Company needs additional capital to fund a loan. Investors are notified of these transfers in the monthly statements which each investor receives from the time their investment is placed in the subscription account. Upon becoming a Member, the investor begins receiving monthly distributions from the Company. The amount of the distribution is based on the net income generated by the Company from all sources, which include real estate loans and other temporary investments such as short term commercial paper.

      The Company is managed solely by the Manager. The Manager does not hold a Membership Interest in the Company. The Manager is entitled to receive a monthly management fee from the Company (equal to 2.75% of gross assets under management per year) and a loan servicing fee (equal to .25% of the total unpaid principal balance of each loan serviced per year). Additionally, the Manager acts as the broker between borrowers and the Company, and earns brokerage fees for loan transactions (typically 3% to 4%), as well as loan document preparation fees, with these fees paid by the borrower and not the Company. For a description of the duties of the Manager, and how the Manager performs its functions, see, "IV. The Manager."

      B. Results of Operations. The Company was issued its permit to offer securities, by the California Department of Corporations, on February 24, 2003. That permit, as well as the annual permit renewals, provided for a maximum offering amount of $25,000,000, and a minimum offering amount of $500,000. We reached the minimum amount, and contributed the investor funds to the capital of the Company, on September 26, 2003. On December 20, 2006, the permit was amended to increase the maximum offering amount to $ 50,000,000.

      On December 31, 2006, the Company had Member capital contributions of $16,592,155, and 30 loans totaling $15,443,457, and 1 real estate owned property valued at $ 380,000, with the rest of the capital in the form of cash and other current assets. On December 31, 2006, eleven (11) loans ($5,695,659) matured during the latter part of 2006 and remained outstanding at the end of the year. Five (5) of these loans ($2,313,069), however, were subsequently extended after the borrowers exercised their option to extend. The remaining six (6) loans are in the process of being paid off or extended. Interests on eight (8) of these loans were in default ranging from 2 - 3 1/2 months past due ($ 133,832). Subsequently, however, two (2) of these loans were made current through the payment of $ 44,468 in interest. The interests on the remaining six (6) delinquent loans are still in the process of being collected.

      As of December 31, 2006, the Company had invested in the following outstanding loans:

Loan No.      Principal          Interest    Location of Collateral
--------      -----------        ---------   -----------------------
200302        $   224,390        12.0%       VA, NC, and SC
200408        $   206,000        10.9%       West Sacramento, CA
200409        $   450,000        10.9%       Yuba City, CA
200410        $   890,000        12.0%       Galt, CA
200411        $   928,200        10.9%       Marina, CA
200412        $   500,000        10.0%       Mountain House, CA
200502        $   470,737        10.9%       Madera, CA
200504        $   750,000        12.0%       Stockton, CA
200507        $   230,000        12.0%       Los Banos, CA
200508        $   490,000        12.0%       Madera, CA
200510        $   400,000        12.0%       Los Banos, CA
200511        $   491,809        12.0%       Homeland, CA
200512        $   850,000        12.0%       Oroville, CA
200513        $   235,260        12.0%       Arnold, CA
200601        $   552,000        10.9%       Madera, CA
200602        $   586,300        12.0%       Stockton, CA
200603        $ 1,334,835        12.0%       Novato, CA
200604        $   350,000        10.9%       Roseville, CA
200605        $   680,000        10.9%       Modesto, CA
200606        $   320,000        11.9%       San Diego, CA
200608        $   525,000        10.9%       San Francisco, CA
200609        $   625,000        11.9%       Desert Hot Springs, CA
200609.1      $   345,000        10.9%       Burney, CA
200610        $   270,000        14.0%       Santa Ana, CA
200611        $   260,000        12.0%       Santa Clara, CA
200612        $   570,000        11.9%       Richmond, CA
200613        $   400,000        12.5%       Le Grand, CA
200614        $   108,926        12.0%       Arnold, CA
200615        $1,100,000         11.5%       Rio Vista, CA
200616        $   300,000        11.9%       Madera County, CA

      All of the Company's loans were newly originated except loans 200302 and 200412. These investments are undivided interests in promissory notes which were originated through private placements. See, "VII. Potential Conflicts of Interest -- C. Company Loans to Related Parties." As of December 31, 2006 the average term of all outstanding loans was 14.3 months, and the average interest rate was 11.58%. All loans have interest-only payment terms and all loans are current, except for the delinquent loans mentioned above.

      The Company began making distributions to Members in November of 2003. During the fiscal year ending December 31, 2006, the Company has made the following distributions to its Members, most of whom have chosen to reinvest their distributions back into the Company (i.e. to compound their investment):

                  Members     Total Amt.  Amount      Amount of   Annualized
Month             Rec. Dist.  Distributed Compounded  Cash Dist.  Return
-----             ----------  ----------- ----------  ----------  ------
January '06       230         $74,797     $50,482     $24,615     8.15%
February '06      299         $75,159     $50,361     $24,798     8.10%
March '06         315         $89,687     $59,304     $30,383     8.10%
April '06         321         $89,912     $60,410     $29,502     8.00%
May '06           327         $95,149     $59,281     $35,868     8.00%
June '06          338         $93,814     $58,981     $34,833     8.00%
July '06          342         $103,654    $65,685     $37,969     8.25%
August '06        347         $106,483    $67,119     $39,364     8.25%
September '06     349         $104,877    $66,183     $38,694     8.25%
October '06       352         $110,165    $68,907     $41,258     8.25%
November '06      357         $107,860    $67,803     $40,057     8.10%
December '06      362         $112,065    $68,668     $43,397     8.25%

      Note: The Manager is entitled to certain management fees from the Company, which the Manager has waived, in whole or in part, in the past (See, "VI. The Manager - A. Compensation to Manager," for a detailed explanation). If the Manager had not waived these fees during the above-mentioned periods, the returns to investors would have been 4.78%, 5.34%, 5.32%, 5.43%, 6.46%, 5.09%,
6.29%, 7.15%, 5.56%, 5.61%, 5.55% and 4.95% for the respective periods from
January 2006 through December 2006.

      C. Twelve Month Plan of Operation. As of December 31, 2006, we have sold a total of 165,922 Units, at $100 per Unit, for a total of $16,592,155. After deducting for broker commissions and offering expenses, the net proceeds to the Company from these sales have been $15,827,117. The Company has $15,443,457 invested in commercial mortgage loans, with the remainder in the form of cash and/or other assets. As of December 31, 2006, the Company has 360 Members.

      During the next twelve months, the Manager will continue to underwrite and select loans for the Company to invest in. The Company will continue to raise capital with its intrastate offering under a permit from the California Department of Corporations. It is anticipated that, at some point in the future, we will offer the units of membership interest in additional states through a registered public offering, but this is not anticipated to occur within the next twelve months. The Manager will continue to manage the Company as described herein and in the Company's operating agreement. (See, "IV. The Manager," and see "V. Summary of the Operating Agreement" for a discussion of the operating agreement). The Company will continue to pay the Manager, on a monthly basis, a management fee (annualized at 2.75% of gross assets under management) and loan servicing fee (annualized at 0.25% of loan principal amounts) to the extent these fees are not waived by the Manager. The Manager accepted only a portion of these fees during 2006. (See, "IV. A. Compensation to the Manager").

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

      In general, mortgage interest rates rose slightly or remained stable during 2006. As the economy has shown signs of modest growth during 2006, the Federal Reserve Board has increased the discount rate several times to ward off inflationary pressures. It is not known whether further increases will occur in the near future.

      The housing market has continued to show signs of weakness. Although the Company does not make residential loans to consumers (such as the subprime mortgages which have received much publicity), many of our borrowers are involved in various stages of the development of residential real estate. The relatively weak housing market has resulted in a slowing of the repayment of many of the Company's loans, requiring the Company to grant extensions on many of its loans, although the collateral for these loans appears to remain sound.


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

            3. Priority of Mortgages. Our loans are secured primarily by first deeds of trust on California real property, however the Company may invest in deeds of trust which are junior to one or more senior encumbrances, i.e., second or even third deeds of trust. As of December 31, 2006 the Company has outstanding 19 loans secured by first deeds of trust, and 11 loans secured by second deeds of trust. If a loan is secured by a first deed of trust, the deed of trust is senior to all other recorded monetary liens other than liens for taxes or the assessments of special assessment districts to fund streets, utilities or other public improvements. If a Loan is secured by a junior deed of trust (i.e., a second or third deed of trust) the obligations secured by the senior lien(s) must not be in default at the time of the loan closing; however, loan proceeds may be used to cure defaults under the senior lien(s). As of December 31, 2006, no loan proceeds have been used to cure senior loans in default. Loans may also be secured by one or more additional deeds of trust encumbering other property owned by the borrower or its affiliates where, in the Manager's reasonable judgment, such cross-collateralization is necessary to meet the loan-to-value ratio requirements set forth above or to further enhance the security for the loan.

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

            8. Loans to Related Parties. The Company may make or invest in loans to persons or entities that are affiliated with the Manager or its shareholders. Such loans: (i) will not exceed 20% of total Company assets; (ii) must not be more favorable to the borrower than similar loans negotiated at arm's-length; and (iii) must be repurchased by the Manager if the loan is in default more than 30 days. Such loans, if made, may involve significant conflicts of interest. The last of the three requirements for such loans is in recognition of the fact that, if the loan is to a party affiliated with the Manager, and the Company is depending on the Manager to assert its rights with respect to a default on the loan, there is a potential conflict of interest. The duty of the Manager to purchase the loan is an unsecured obligation of the Manager. If this duty were to arise, the Manager would most likely seek financing to purchase the loan and then institute and prosecute foreclosure proceedings on its own to recover the loan amount. As of December 31, 2006 the Company has made two loans to affiliated entities. (See, VII. "Potential Conflicts of Interest - C. Company Loans to Related Parties.")

            9. Loan Diversification. No Company loan (or Company interest in a loan) will exceed the greater of: (i) $5,000,000; or (ii) 20% of total Company capital at the time of the loan.

            10. Reserve Fund. A contingency reserve fund may be retained for the purpose of covering unexpected cash needs of the Company, if the Manager believes it to be in the best interests of the Company. The amount of this reserve fund, if any, is established by the Manager. This reserve fund may be held in cash, bank accounts, certificates of deposit, money market accounts, short-term bankers acceptances, publicly traded bond funds or other liquid assets. Among the purposes of the fund are the following: (i) provision for regular expenses incurred by the Company such as accounting and legal expenses associated being a reporting company under the Securities Exchange Act, and (ii) provision for losses due to nonperforming loans. The creation of this reserve will involve diverting funds that would otherwise be available for distribution to Members, and will necessarily have the effect of decreasing such distributions.

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

      E. Leveraging the Portfolio. The Company may borrow funds from a third party lender (which may be, but is not required to be, a bank or other financial institution) in order to: (i) fund additional mortgage loans; (ii) prevent default of loans senior to Company loans or discharge such loans entirely; or
(iii) develop or operate any real property acquired by the Company as a result of a loan default. The Company may assign all or a portion of the Company's loan portfolio to the lender as security for the loan(s). Leveraging the Company's loan portfolio may result in increased yield to the Company if the interest earned by the Company on its leveraged loans exceeds the interest that must be paid by the Company on the funds borrowed from a third party lender. Leveraging a loan for any purpose, however, entails certain risks to the Company that would not otherwise be present if the Company funded all of its loans from its own funds. Borrowing funds from third party lenders to make payments to senior lenders or to develop or operate any real property acquired by the Company as a result of a loan default also entails additional risks. For example, should the Company's net income be insufficient to pay these loans as they become due or should the Company otherwise default on such loans, the Company will be at risk of losing assets (i.e., the Company loans) pledged as security. As of December 31, 2006, the Company has not engaged in any of the above-described leveraging activities.


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

            The offering has not been registered under applicable federal securities laws. The Units are offered under the exemption from registration provided by Section 3(a)(11) of the Securities Act of 1933, as amended, and Rule 147 promulgated thereunder. The offering is limited to California residents only. The Company derives at least 98% of its revenues from loans secured by real property located in California. The Company's Operating Agreement and Subscription Agreement, both of which are executed by the investor, contain written disclosures regarding the limitations on resale prescribed by Rule 147.

            With respect to applicable state securities laws, the Units are offered pursuant to a permit issued to the Company for this offering by the California Department of Corporations pursuant to Sections 25110 and 25113 of the California Corporations Code. The permit was originally granted on February 24, 2003. The permit must be renewed annually, and the last renewal was granted on January 17, 2007. If the Company did not renew its permit, it would have a limited ability to continue to sell Units under one or more exemptions from qualification under California securities laws, but its ability to raise capital through the sale of Units would be greatly reduced.

            1. Minimum-Maximum Offering; Formation of the Company. The Company was formed on December 4, 2002 upon the filing of the Articles of Organization with the Office of the California Secretary of State; however, the Company did not begin doing business (i.e., making or investing in mortgage loans) until September 26, 2003 when the minimum 5,000 Units was sold. The maximum capitalization of the Company pursuant to the current offering is $50,000,000 (500,000 Units). The maximum may be increased by the Manager from time to time.

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

            3. Election to Compound or Receive Monthly Cash Distributions. Upon subscribing for Units, an investor must elect whether to receive monthly cash distributions from the Company or to allow his or her earnings to compound (i.e., reinvest for additional Units). An investor may elect to switch from compounding to monthly distributions, or from monthly distributions to compounding, upon sixty (60) days prior notice to the Manager. Income allocable to investors who elect to compound their earnings will be retained by the Company for investing in further mortgage loans or other proper Company purposes. Investors who compound will be credited with a larger proportionate share of such earnings than investors who receive monthly distributions since the capital accounts of investors who compound will increase over time. Earnings which are compounded are first placed into the non-interest-bearing Subscription Account. The amounts are transferred to the capital of the Company at the discretion of the Manager, and at that time the Membership Interest of the investor is credited with the additional investment. The transfers occur at the discretion of the Manager, and the compounded funds have no priority of first use. As of December 31, 2006, 266 of the Company's 360 Members have elected to compound their earnings.

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

      C. Plan of Distribution. The Units may be offered and sold directly by the Company, with no commissions or fees paid on such sales. The Units may also be offered and sold by independent securities broker/dealers retained by the Company, who receive selling commissions of up to 6.5% of the gross sales proceeds from the sales of Units effected by such broker/dealers. Certain commission arrangements include a trailing payment of 1.0% per annum of such proceeds as long as the Units sold remain outstanding. To the extent that a Member purchases Units through a broker/dealer and elects to compound his or her earnings in the Company, any annual commissions negotiated by the Company are calculated based upon the increased value of such Member's capital account on the last day of the month of the anniversary of admission. Any such commissions directly reduce the proceeds received from this offering for investment in mortgage loans by the Company, and reduce the capital accounts of the Members. There is no firm commitment to purchase any Units, and there is no underwriter for the offering of Units.

      As of December 31, 2006 the Company has retained the services of one broker/dealer, ePlanning Securities, to sell the Units. Under the Broker/Dealer Agreement between the Company and ePlanning, agents for ePlanning receive commissions based on the commission plan they select, receiving between 2% and 6% for the sale of Units, plus a 1.0% annual trailer. Additionally, ePlanning receives a 0.5% payment as a marketing fee.


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

      N. CONCENTRATION OF LOANS. Seven (7) loans totaling $ 3,838,109 were made to separate entities controlled by the same person. Each of the various borrowing entities is an independent entity organized for a specific project, and the various entities own real property in various places around California, mostly in the Central Valley. On March 9, 2007, these loans represented 20% of the Fund's total loan portfolio. Interest payments ($97,674) on six (6) of these loans were delinquent ranging from 2-3 1/2 months at year end. Interest payments ($44,469) on two (2) of these loans have subsequently been brought current and the remaining four (4) are in the process of being cured of their delinquent status. All 6 loans are adequately collateralized by the underlying real estate properties, and are personally guarantied by the controlling person.

      O. REAL ESTATE OWNED PROPERTY (REO). One (1) delinquent loan ($ 380,000) was foreclosed and the underlying real estate collateral was acquired by the Company in November 2006. The property consists of a 20-acre undeveloped land in the County of Santa Clara, CA. The Company believes that this property could be sold in the short term without material loss to the Company. The only carrying cost that the Company anticipates in connection with holding this property is real property taxes, amounting to approximately $ 4,200 per year. The taxes are expensed when incurred/paid.

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

      Capital Contributions. Membership Interests in the Company are sold in Units of $100, with a minimum initial investment of 20 Units ($2,000). After the initial investment an investor may subscribe to purchase additional Units in amounts and on terms and conditions acceptable to the Manager.

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

      Accounting and Reports. The Company furnishes to the Members an annual report of the Company's operations, which is audited by an independent accounting firm. Within six months of the close of the year covered by the report, a copy or condensed version will be furnished to the Members. The Members will also be furnished such detailed information as is reasonably necessary to enable them to complete their own tax returns within 90 days after the end of the year. Any Members may inspect the books and records of the Company at all reasonable times and upon reasonable prior notice to the Manager.

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

            1. Marketing of Loans. The Company gets its loans through real estate mortgage brokers with whom individuals working for the Manager--primarily Webster, Koenig and Nelson--have relationships. These brokers are constantly looking for commercial mortgage loans for their borrower clients, and recognize the Company as one possible source of financing. A secondary source for loans is through internet advertising. Currently the Company is listed under www.c-loans.com .

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

Form of Compensation                     Estimated    Amount    or   Method   of
                                         Compensation
Loan Brokerage Commissions, Renewal      Anticipated  to average  between 2% and
and Forbearance Fees                     6% of  the  principal  amount  of  each
                                         loan. Such fees will be paid to the
                                         Manager by the borrowers and will not
                                         be borne by the Company.

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

Broker/Dealer Commissions to Affiliates Broker/dealers selling Units on behalf of of the Company are entitled to receive Manager commissions of up to 4.5% of the sales price, and certain commission
                                         arrangements may include a trailing
                                         payment of up to 0.5% per year for
                                         amounts remaining invested. Certain
                                         broker/dealers selling Units on behalf
                                         of the Company may be affiliated with
                                         the Manager.

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

      The Manager has, from time to time, waived some or all of the Asset Management Fee and the Loan Servicing Fee which the Company pays to the Manager. During the fiscal year ending on December 31, 2006, the Company has waived the following fees:

Month       Asset M Fee       Loan S Fee       Total Fees       Fees Paid       Fees Waived
-----       -----------       ----------       ----------       ---------       -----------
Jan. 2006   $28,230           $2,188            $30,418         $358            $30,060
Feb. 2006   $28,956           $2,367            $31,323         $11,056         $20,267
Mar. 2006   $31,155           $2,584            $33,739         $2,979          $30,760
Apr. 2006   $31,682           $2,593            $34,275         $5,430          $28,845
May 2006    $31,907           $2,681            $34,588         $11,130         $23,458
Jun. 2006   $32,953           $2,873            $35,826         $844            $34,982
Jul. 2006   $34,141           $2,883            $37,024         $12,453         $24,571
Aug. 2006   $35,115           $2,809            $37,924         $24,186         $13,738
Sep. 2006   $35,403           $2,821            $38,224         $4,324          $33,900
Oct. 2006   $36,722           $3,161            $39,883         $4,570          $35,313
Nov. 2006   $37,913           $3,201            $41,114         $8,005          $33,109
Dec. 2006   $46,133           $3,217            $49,350         $5,486          $43,864


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

      The Company currently has two (2) investments with affiliated entities, in the amounts of $224,390, and $500,000, constituting 3.62% of the total of Company assets as of December 31, 2006. These two investments were made in the normal course of the Company's business, were subjected to the Company's normal underwriting process, were made on the Company's standard terms for such investments, and do not appear to represent an unusual risk. Both investments are current as to principal and interest as of December 31, 2006, and as of the date of this filing.

      Of these investments, one investment ($224,390) is an undivided interest in a promissory note, the proceeds or which were distributed among five different limited liability companies of which James S. Koenig, Gary Armitage, and Jeffery Guidi (all of whom are shareholders and directors of the Manager), directly or indirectly, are members. The promissory note is secured by a mortgage on one assisted living facility located in Virginia and pays an interest rate of 12% per annum. The note has matured in December 2006 and has been extended through June 4, 2007. The second investment ($500,000) is an undivided interest in a promissory note made by an entity of which James S. Koenig, Gary Armitage, and Jeffery Guidi (all of whom are shareholders and directors of the Manager), directly or indirectly, are members. The proceeds of that loan are being used for completion of a golf course owned by the maker of the note. The note matured in December 2006 and the borrower exercised a 24-month extension option. The investment yields 9.50% per annum.

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


ITEM 2.     DESCRIPTION OF PROPERTY

      The Company's principal executive offices are located at 1738 Yuba Street, Redding, California, 96001, and its telephone number is (530) 226-5850. The facility is utilized for the administrative and professional offices of the Manager. The facility consists of approximately 2,750 square feet of office space, leased for $2,558 per month. The lease expires on November 1, 2009. The Company believes that its existing facilities are adequate for its current use.

      The Company owns one parcel of real property, acquired through foreclosure on November 3, 2006. The property is an approximately 20-acre parcel, which is undeveloped, located in the Santa Cruz Mountains in Santa Clara County, California. The property is valued by the Company at $380,000.


ITEM 3.     DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

      Directors and Executive Officers

      The Company is a California limited liability company. As such, it has no officers and directors. All management powers are vested in the Manager, Lakeside Financial Group, Inc., which is a California corporation. The following table sets forth certain information with respect to the executive officers and directors of the Manager:

Name                                Age         Position
-------------------------------------------------------------------
William F. Webster                  47          President,Secretary and Director
Placido Canta                       54          Chief Financial Officer
Richard Nelson                      67          Vice President
James S. Koenig                     54          Director
Gary Armitage                       57          Director
Jeffery Guidi                       51          Director

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

      Gary Armitage. Gary Armitage is a director and shareholder of the Manager. Mr. Armitage is currently a principal of AGA Financial, which is a financial planning company and securities broker. Mr. Armitage has held this position since 1996. AGA Financial is an agent of ePlanning Securities, a registered broker-dealer. AGA Financial, as well as ePlanning's other agents, are among those brokers facilitating the sale of Units for the Company. In facilitating the sale of units, brokers such as Mr. Armitage and other salespersons acting as agents of ePlanning introduce and describe the Company and the Units to prospective investors, furnish the prospective investors with the necessary disclosure documents prepared by the Company including the Offering Circular, and assist prospective investors in completing and returning Subscription Agreements prepared by the Company. Pursuant to the Broker/Dealer Agreement currently in place between the Company and ePlanning Securities, agents for ePlanning (such as Mr. Armitage) receive commissions based on the commission plan they select, receiving between 2% and 6% for the sale of Units, plus a 1.0% annual trailer. Additionally, ePlanning receives a 0.5% payment as a marketing fee. Prior to his involvement with AGA Financial, Mr. Armitage worked as an insurance agent for Equitable Life Insurance Company.

      Jeffery Guidi. Mr. Guidi is a director and shareholder of the Manager. Mr. Guidi is currently a principal of AGA Financial, which is a financial planning company and securities broker. Mr. Guidi has held this position since 1996. AGA Financial is an agent of ePlanning Securities, a registered broker-dealer. AGA Financial, as well as ePlanning's other agents, are among those brokers facilitating the sale of Units for the Company. In facilitating the sale of units, brokers such as Mr. Guidi and other salespersons acting as agents of ePlanning introduce and describe the Company and the Units to prospective investors, furnish the prospective investors with the necessary disclosure documents prepared by the Company including the Offering Circular, and assist prospective investors in completing and returning Subscription Agreements prepared by the Company. Pursuant to the Broker/Dealer Agreement currently in place between the Company and ePlanning Securities, agents for ePlanning (such as Mr. Guidi) receive commissions based on the commission plan they select, receiving between 2% and 6% for the sale of Units, plus a 1.0% annual trailer. Additionally, ePlanning receives a 0.5% payment as a marketing fee. Prior to his involvement with AGA Financial, Mr. Guidi worked as a financial planner for EQ Financial Consultants, Inc. Prior to that, Mr. Guidi worked in the mortgage lending division of First Nationwide Bank.


ITEM 4.     REMUNERATION OF DIRECTORS AND OFFICERS

      (a) The Company, as a limited liability company, has no officers and directors. All management powers are vested in the Manager, which is a California corporation. The following table sets forth the aggregate annual remuneration of each of the three highest paid persons who are officers or directors of the Manager for the past fiscal year which ended on December 31, 2006.

Name of                 Capacities in which            Aggregate
Individual or Group     Remuneration was received      Remuneration
-------------------------------------------------------------------
William F. Webster(1)   Officer and Director           $325,000
Placido Canta(2)        Officer                        $140,000

      1. In addition to the above amount, Mr. Webster was also entitled to receive: (i) a bonus in the amount of 5.0% of the net income of the Manager, but received nothing because the Manager had a net loss for the year ended December 31, 2006; and (ii) shares of common stock in the Manager equal to 2% of the outstanding shares of the Manager, pursuant to which Mr. Webster was issued 4,562 shares of common stock in early 2006.

      2. In addition to the above amount, Mr. Canta was also entitled to receive a bonus in the amount of 2.0% of the net income of the Manager, but received nothing because the Manager had a net loss for the year ended December 31, 2006.

ITEM 5.     SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
                  SECURITYHOLDERS

      (a) The Company, as a limited liability company, has no officers or directors, with all of the management powers being vested in the Manager. No person owns 10% or more of the Company's outstanding securities.

            All of the outstanding voting securities of the Manager are held by the persons set forth below, all of whom are directors and/or officers of the Manager. Holdings as of December 31, 2006 are as follows:

Name and
Address                    Title              Number of            Percentage of
of Owner                   of Class           Shares Owned         Class
--------------------------------------------------------------------------------

James S. Koenig            Common Stock       102,940              47.00%
8538 Upland Court
Redding, CA 96001

Gary Armitage              Common Stock        51,470              23.50%
4030 Old Barn Road
Healdsburg, CA

Jeffery Guidi              Common Stock        51,470              23.50%
264 Boas Drive
Santa Rosa, CA

William F. Webster         Common Stock        13,142                6.0%
1905 Juarez Lane
Redding, CA 96003

All Officers and
Directors                  Common Stock       219,022              100.0%
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

      (b) the terms and conditions of any related party loan shall be consistent with the lending standards and policies of the Company for a similar loan to an unaffiliated borrower; and

      (c) the Manager shall purchase (or cause to be purchased) from the Company, without discount, any related party loan in which any material event of default has occurred and is continuing for at least thirty (30) days.

      The Company currently has two (2) investments with affiliated entities, in the amounts of $224,390, and $500,000, constituting 3.62% of the total of Company assets as of December 31, 2006. These two investments were made in the normal course of the Company's business, were subjected to the Company's normal underwriting process, were made on the Company's standard terms for such investments, and do not appear to represent an unusual risk. Interests on these two (2) investments are current as of December 31, 2006.

      Of these investments, one investment ($224,390) is an undivided interest in a promissory note, the proceeds or which were originally distributed among five different limited liability companies of which James S. Koenig, Gary Armitage, and Jeffery Guidi (all of whom are shareholders and directors of the Manager), directly or indirectly, are members. The promissory note is secured by a mortgage on one assisted living facility located in Virginia, and pays an interest rate of 12% per annum. The note matured in December 2006 and has been extended through June 4, 2007. The second investment ($500,000) is an undivided interest in a promissory note made by an entity of which James S. Koenig, Gary Armitage, and Jeffery Guidi (all of whom are shareholders and directors of the Manager), directly or indirectly, are members. The proceeds of that loan are being used for completion of a golf course owned by the maker of the note. The note matured in December 2006 and the borrower exercised a 24-month extension option. The investment yields 9.50% per annum.

                                     PART II

ITEM 1. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

      (a) Market Information. There is no established trading market for the
          ------------------
Company's Membership Interests, and it is not anticipated that any such trading market will develop. There are no outstanding options, warrants or convertible securities.

      (b) Holders. The Company has 360 Members as of December 31, 2006.
          -------
      (c) Dividends. The Company pays cash distributions to Members on a monthly
          --------
basis. Members elect whether to receive monthly cash distributions from the Company, or to allow their earnings to be reinvested into the Company.

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

ITEM 2.     DESCRIPTION OF EXHIBITS.

      Please see Part III, Item 1, "Index to Exhibits."

ITEM 3.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      As described in the Company's Form 8-K filed with the SEC on May 9, 2006, the Company dismissed its former accountant, Nicholson & Olson, on May 2, 2006. The dismissal was based on service considerations, and there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

      On May 2, 2006 the Company engaged Armanino McKenna LLP of San Ramon, California, to be its principal accountant, and Armanino McKenna remains the Company's principal accountant. There have been no disagreements between the Company's management and the Company's accountant.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company submitted no matters to its Members for approval during the fiscal year covered by this report.

ITEM 5.     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The Company was furnished with no late reports on Forms 3, 4 or 5 during the period covered by this report.

ARMANINO McKENNA LLP
Certified Public Accountants & Consultants
12667 Alcosta Blvd., Suite 500
San Ramon, CA 94583-4427
ph: 925.790.2600
fx: 925.790.2601
www.amllp.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Lakeside Mortgage Fund, LLC
Redding, California

We have audited the accompanying balance sheet of Lakeside Mortgage Fund, LLC as of December 31, 2006, and the related statements of income, members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the 2006 financial statements referred to above present fairly, in all material respects, the financial position of Lakeside Mortgage Fund, LLC as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Armanino McKenna LLP

ARMANINO McKENNA LLP
San Ramon, California

March 27, 2007

                       San Francisco o San Jose o Irvine
[Graphic]                                                              [Graphic]

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


Nicholson & Olson
Roseville, California
March 1, 2006

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)
                                  Balance Sheet
                                December 31, 2006

                                     ASSETS

Cash and cash items (Note 6)                                       $     3,693,595
                                                                   ---------------
Loan interest reserve (restricted)                                         427,207
Accrued interest receivable Note 5)                                        159,030
Notes receivable - related parties (Notes 3, 4 and 6)                      724,390
Notes receivable - non related parties, net of allowance for loan
 losses: $110,000 (Note 3)                                              14,609,067
Other assets-real estate owned properties (Note 5)                         380,000


TOTAL ASSETS                                                       $    19,993,289
                                                                   ===============

                          LIABILITIES AND MEMBERS' EQUITY


      Accounts payable and other current liabilities  $        81,402

      Deferred interest on notes receivable                   427,207
                                                      ---------------
Total liabilities                                             508,609
                                                      ---------------

      Uninvested subscriptions                              3,556,221
                                                      ---------------

Members' equity (Note 4)
      Members' contributions, net                          15,827,117
      Retained earnings                                       101,342
                                                      ---------------
      Total Members' equity                                15,928,459
                                                      ---------------

TOTAL LIABILITIES AND MEMBERS' EQUITY                 $    19,993,289
                                                      ===============

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)
                              Statements of Income
                        For the Years Ended December 31,

                                                        2006         2005

Revenues
      Interest Income                                $1,527,549  $  849,149
                                                     ----------  ----------

      Total revenues                                  1,527,549     849,149
                                                     ----------  ----------

Expenses

      Management fees (Note 4)                           90,821      66,123
      Provision for losses on loans and real estate
      held for sale (Note 5)                             78,613      52,600

      Professional fees - accounting & taxes             47,800      26,933

      Trailer commissions                                59,000      19,337

      Advertising                                        21,500       3,250

      Legal fees                                         13,550       3,872

      Printing                                           20,600       3,759

      Conferences and seminars                           12,000       2,500

      Permits, fees and licenses                          3,000       5,498

      Taxes                                               1,800       3,200

      Other operating expenses                            9,200       7,925
                                                     ----------  ----------
      Total expenses                                    357,884     194,997
                                                     ----------  ----------
Net income                                           $1,169,665  $  654,152
                                                     ==========  ==========

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)
                          Statements of Members' Equity
                 For the Years Ended December 31, 2006 and 2005

                                                       Members'       Retained
                                                    Contributions     Earnings        TOTAL

Members' equity, December 31, 2004                  $  5,267,710   $     19,760   $  5,287,470

      Contributions                                    5,075,826                     5,075,826
      Costs incurred in raising capital                 (190,139)                     (190,139)
      Reinvestment of members' share of net income       438,532                       438,532
      Investors' withdrawals                            (489,520)                     (489,520)
      Net income                                                        654,152        654,152
      Cash distribution                                                (617,363)      (617,363)
                                                    -------------------------------------------

Members' equity, December 31, 2005                  $ 10,102,408   $     56,549   $ 10,158,957

      Contributions                                    5,612,162                     5,612,162
      Costs incurred in raising capital                 (232,870)                     (232,870)
      Reinvestment of members' share of net income       722,445                       722,445
      Investors' withdrawals                            (377,028)                     (377,029)
      Net income                                                      1,169,665      1,169,666
      Cash distribution                                              (1,124,873)    (1,124,873)
                                                    --------------------------------------------


Members' equity, December 31, 2006                  $ 15,827,117   $    101,342   $ 15,928,459
                                                    ===========================================

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)
                            Statements of Cash Flows
                        For the Years Ended December 31,

                                                             2006           2005

Cash Flows from Operating Activities:

      Net income                                         $ 1,169,665   $   654,152
      Provision for loan losses                               51,000        51,900
      Loan interest reserves (restricted)                   (143,967)      (47,618)
      Accrued interest receivable                           (139,961)       (4,889)
      Accounts payable and other liabilities                  50,449        15,430
      Deferred interest on notes receivable                  143,967        47,618
                                                         ------------  ------------
      Sub total                                            1,131,153       716,593
                                                         ------------  ------------
Cash Flows from Investing Activities:

      Related party notes receivable                         177,000        80,610
      Notes receivable secured by real estate
           Funding                                        (8,810,651)   (6,084,136)
           Pay off                                         2,442,010     1,388,201
                                                         ------------  ------------

      Sub total                                           (6,191,641)   (4,615,325)
                                                         ------------  ------------
Cash Flows from Financing Activities:

      Investors' subscriptions                             2,815,276       506,204
      Members' contributions and re-investments            6,334,607     5,534,358
      Costs incurred in raising capital and commissions     (232,870)     (190,139)
      Investors' withdrawals                                (377,029)     (509,520)
      Cash distributions to members                       (1,124,873)     (617,363)
                                                         ------------  ------------
      Sub total                                            7,415,111     4,723,540
                                                         ------------  ------------
Net Change in Cash during the Year                         2,354,623       824,808

Cash in Bank, Beginning of Year                            1,338,972       514,164
                                                         ------------  ------------

Cash in Bank, End of Year                                $ 3,693,595   $ 1,338,972
                                                         ============  ============


Non cash investing and financing activities (Note 5).

                           Lakeside Mortgage Fund, LLC
                    (A California Limited Liability Company)
                          Notes to Financial Statements
                                December 31, 2006

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

Terms
-----
The Fund's operating plan is to continue to seek investors and use those proceeds to fund suitable loans consistent with the Fund's lending criteria. Management believes qualified investors will continue to invest in the Fund so that the Fund will continue to raise capital from such investors, and invest such capital in commercial mortgage loans.

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

Profits and losses
------------------
The profit or loss of the Fund is allocated to the members in proportion to their respective percentage interest. The Manager is required to allocate to the members all profits and losses realized by the Fund during the month as of the close of business on the last day of each calendar month, in accordance with their respective percentage interests and in proportion to the number of days during the calendar month that they owned the interests.

Distributions
-------------
Cash available for distribution is the net income during the calendar month using the accrual method of accounting and in accordance with United States Generally Accepted Accounting Principles ("US GAAP"). Monthly, the Fund provides statements of account to members and distributes or reinvests amounts equal to the members' proportionate share of the Fund's net income during such month. The Manager is required to distribute funds only to the extent that funds are available.

Withdrawals
-----------
Fund members are allowed to withdraw from the Fund and receive a return of the amount in their capital accounts only after 12 months from the date of admission into the Fund ("Holding Period"). Members must give a 60-day written notice prior to withdrawing and payments to any withdrawing member are limited to $ 25,000 per quarter. After the Holding Period, members may withdraw and receive a return of their capital accounts subject to the availability of cash in the Fund, and subject to the following penalties for early withdrawal pursuant to the terms of the operating agreement: (i) 3% of withdrawal amount within the first year following the Holding Period; (ii) 2% of withdrawal amount within the second year following the Holding Period; and (iii) 1% of withdrawal amount within the third year following the Holding Period. Aggregate withdrawals among all members may not exceed 10% of the Fund's total capital for any calendar year. The Fund does not maintain a reserve for withdrawing members. The Fund's capacity to return a withdrawing member's capital account is limited by the availability of cash on hand after payment of expenses and provision for maintaining adequate reserves, in the discretion of the Manager.

Related parties
---------------
The Manager is entitled to receive certain fees, compensation and expense reimbursements from the Fund. The Manager is entitled to receive from the Fund an asset management fee, payable monthly, in a maximum amount of 2.75% of the gross assets under management per year (0.229% per month). The Manager is also entitled to receive a loan servicing fee, payable monthly, in a maximum amount of 0.25% of the total unpaid principal balances of loans serviced (0.02% per month). The Manager may waive these fees in order to improve the return to investor members. The Manager is also entitled to receive reimbursement from the Fund for organizational, syndication and other operating expenses incurred on behalf of the Fund, including out-of-pocket general and administrative expenses of the Fund related to the offering of membership interests, accounting and audit fees, legal fees and expenses, postage and other expenses related to the preparation of reports to members.

The Manager receives other fees from third parties such as compensation to the Manager for acting as broker in arranging loans from the Fund. These fees (which are not paid by the Fund, but rather by third party borrowers) are determined on a case-by-case basis, are generally 3% to 5% of the loan amount, and generally consist of brokerage, origination, renewal and/or processing fees.

The Fund receives certain operating and administrative services from the Manager, some of which may not be reimbursed to the Manager. The Fund's financial position and results of operations would likely be different without this relationship with the Manager.

Note 2 -    Summary of Significant Accounting Policies

(a)   Basis of Accounting
      The financial statements of the organization have been prepared on the accrual basis of accounting and reflect all significant receivables, payables and other liabilities.

(b)   Management Estimates
      The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate owned properties. Actual results could differ from those estimates.

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

(e)   Cash and Cash Equivalents
      For purposes of the statements of cash flows, cash and cash equivalents include interest-bearing and non interest-bearing bank deposits, money market accounts and commercial paper with original maturities of three months or less. At December 31, 2006, the Fund had approximately $3,488,542 of cash that exceeded this limit and thus was not covered by federal depository insurance. Periodically, the Fund's cash balances exceed federally insured limits.

(f)   Loans Secured by Trust Deeds
      Loans secured by trust deeds are recorded at cost. To date, no loans had been purchased from outside third party issuers of loans. The Fund loans will have varying terms at the discretion of the Manager. Construction loans will generally have a term of between one and five years and will provide for monthly payments of interest only with a "balloon payment" at the end of the term. Other Fund loans may have a longer amortization schedule and may be fully amortizing (i.e., original principal amount of the loan will be repaid in equal monthly installments of principal and interest over the term). The Fund will not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash after principal is collected. A loan is impaired when, based on current information and events, it is probable that the Fund will be unable to collect all amounts due according to the contractual terms of the loan agreement. Cash receipts will be allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Fund's investment in the loan is fully recoverable. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the underlying collateral.

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

      The following shows the activities in the allowance for loan losses during the year ended December 31, 2006:

            Balance, December 31, 2005                            $   59,000
            Additions                                       $   51,000
            Write-offs                                      $            0
                                                            --------------

            Balance, December 31, 2006                            $ 110,000
                                                                  =========

  (h) Real Estate Held for Sale
      Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell.

  (i) Loan Interest Reserve
      The Fund often requires borrowers to set up interest reserve accounts from which monthly payments of interest are made. The interest reserve is deposited into a separate bank account in the name of the Fund, designated specifically as interest reserve on loans issued by the Fund. At the end of the month, the Fund draws the calculated monthly interest on outstanding loans from the interest reserve account and transfers such amount into the general operating account of the Fund as part of the distributable fund available for monthly disbursement to the members. The equivalent unearned amount is recorded as deferred interest in the liabilities section of the balance sheet. As of December 31, 2006, the loan interest reserve and deferred interest were $427,207.

(j) Contra-Equity Accounts: Offering Costs and Commissions Incurred in Connection with Raising of Capital
      Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees and broker's commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees paid by the Fund currently range from 2.5% to 6.5%. The brokers are also entitled to receive "trailer commissions" equivalent to 1.0% of the average daily invested capital at the 1 year anniversary of the invested funds. The initial marketing/broker's fees are capitalized in accordance with US GAAP, pursuant to the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Subsequent payments of trailer commissions however are treated as period costs and charged to current earnings of the Fund. As such, the initial marketing/broker's fees are included in the balance sheet under the caption heading "Members' contributions, net" while the trailer commissions are shown in the statements of income, when incurred. The Fund has capitalized $232,870 of brokers' fees during the year ended December 31, 2006.

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

      As of December 31, 2006, the uninvested funds in the subscription account was $3,556,221.

  (l) Fair Value of Financial Instruments

           The following methods and assumptions were used to estimate the fair value of financial instruments:

      (a) Cash and cash equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b) Secured loans had a carrying value of $ 15,443,457 at December 31, 2006, which is substantially equivalent to its fair value.

  (m) Recent accounting pronouncements

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e. mortgage servicing rights) at fair value, with the changes in fair value recorded in the statement of income. SFAS 156 is effective in the first quarter of 2007. The adoption of SFAS 156 is not expected to have a material impact on the Fund's financial condition and results of operations.

      On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 154). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Fund's financial statements issued for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 157 on the Fund's financial condition and results of operations.

      On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Liabilities (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which allows entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Fund's financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Fund's financial condition and results of operations.

      On July 13, 2006, the FASB released FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 106" (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax laws may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Fund will adopt FIN 48 in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on the Fund's financial condition and results of operations.

      On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 expresses the SEC Staff's views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements, an entity must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for the year ended December 31, 2006. The application of SAB 108 did not have an impact on the Fund's financial condition and results of operations.

   Note 3 -       Loans Secured by Trust Deeds

   At December 31, 2006, the Fund held the following types of mortgages:

                                                             2006
                                                         ------------

   Commercial                                            $ 3,570,390
   Construction                                            3,099,030
   Unimproved land                                         8,774,037
                                                         ------------
   Total                                                 $ 15,443,457
                                                         ------------

   First mortgages                                       $ 10,598,067
   Second mortgages                                         4,845,390
                                                         ------------

   Total                                                 $  15,443,457
                                                         -------------

   Scheduled maturities of loans secured by trust deeds as of December 31, 2006 and the interest sensitivity of such loans are as follows:
                                                                Fixed
                                                              Interest %
                                                             ------------
      Year Ending December 31:
      2007 (including 2006)                                  $11,676,457
      2008                                                   $  3,467,000
      2009                                                   $    300,000
                                                             ------------
      Total                                                  $ 15,443,457
                                                             ------------

   The scheduled maturities for 2007 include $ 5,695,659 in loans that are past maturity at December 31, 2006. It is the Fund's experience that loans can be refinanced or repaid before or after the maturity date. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

   At December 31, 2006, eleven (11) loans ($5,695,659 or 37% of total loans) matured during the latter part of 2006 and remained outstanding at the end of the year. Five (5) of these loans ($2,313,069), however, were subsequently extended after the borrowers exercised their option to extend. The remaining six (6) loans are in the process of being paid off or extended. Interest payments on eight (8) of these loans were in default, ranging from 2 - 3 1/2 months past due ($133,832). Subsequently however, two (2) of these loans were made current through the payment of $44,468 in interest. The interest payments on the remaining six (6) delinquent loans are still in the process of being collected. Occasionally, the Fund allows borrowers to continue to make the payments on loans past maturity for periods of time. The loans are adequately covered by the fair market values of the underlying collateral, and the Fund does not expect to suffer significant losses in the case of any of these loans.

   The Fund has no variable interest rate loans at December 31, 2006. The interest rates on these loans ranged from 9.50% to 14.0%.

   At December 31, 2006, 99% of the Fund's loans receivable was collateralized by properties located in California.

   As of December 31, 2006, the Fund's loan portfolio consisted of twenty eight
   (28) real estate loans to unrelated parties totaling $ 14,719,067 (95%), and two (2) loans receivable from related parties amounting to $ 724,390. These debt securities are all secured by deeds of trust.

   Seven (7) loans totaling $ 3,838,109 were made to separate entities controlled by the same person. Each of the various borrowing entities is an independent entity organized for a specific project, and the various entities own real property in various places around California, mostly in the Central Valley. These loans represent 25% of the total loan portfolio and 33% of total interest income. Interest payments ($97,674) on six (6) of these loans were delinquent ranging from 2-3 1/2 months at year end. Interest payments ($44,469) on two (2) of these loans had been subsequently brought current and the remaining four (4) are in the process of being cured of their delinquent status. All 6 loans are adequately collateralized by the underlying real estate properties, and are each personally guaranteed by the controlling person. Interest income recognized on these loans was $ 499,408 (33%) and $ 305,067 (36%) in 2006 and 2005, respectively.

   Note 4 - Related Party Transactions

   Loans Secured by Trust Deeds
   The Fund may invest up to 20% of its total assets in loans to affiliated entities. On December 31, 2006, the Fund had an interest in two (2) loans issued by affiliated entities ($ 724,390). One loan is a participation interest in five separate promissory notes. The loan is carried at cost. This loan earns a 12% interest rate and the term has been extended to June 4, 2007, at which time the amount of the loan will be returned to the Fund. The loan does have an option for early withdrawal. A portion of the combined notes was partially paid off ($80,610) on December 23, 2005. The second participation loan matured in December 2006 and bears an effective interest of 11% per annum. This participation loan was extended for two (2) years. For the years ended December 31, 2006 and 2005, the Fund recognized interest income on loans to related parties amounting to $82,696 and $111,027, respectively.

   As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of December 31, 2006, the Fund is in compliance with this restriction.

   Contra Equity Costs
   Additional costs incurred in connection with the offering of units of membership interest in the Fund are treated as reduction of paid in capital, or contra equity costs. These expenditures consisted primarily of the initial accounting and filing costs relating to the registration and as such being treated as syndication costs as contemplated in the AICPA's Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). During the years ended December 31, 2006 and 2005 the Fund incurred no additional offering costs.

   The Fund paid commissions to securities brokers in connection with the sale of membership interests by the Fund. The commission rate was 4.5% of the gross sales proceeds from the sale of units of the Fund. The total amount of net brokers' commissions paid during the years ended December 31, 2006 and 2005 were $232,870 and $190,139, respectively. These costs are recorded as "Costs incurred in raising capital" and included in the balance sheet under the heading "Members' contributions, net".

   Borrower's Costs
   The Manager acts as loan broker in the initial placement of the Fund loans and performs loan servicing functions as well. The Manager is compensated by the Fund for such loan servicing activities and is compensated by the borrower for the initial placement of the loans. The Fund does not incur "Incremental Direct Costs" as defined in SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." These are costs to originate loans that result directly from, and are essential to, the lending transaction and would not have been incurred by the Fund had the lending transaction not occurred. The Manager of the Fund incurs these types of costs; consequently the Manager is entitled to receive certain fees for its services such as loan brokerage commissions, loan processing and documentation fees, loan servicing and asset management fees and reimbursement of other expenses of the Manager. None of these fees are paid by the borrower to the Fund directly and therefore are not included in the income and expenses of the Fund. The Fund's borrowers paid $ 509,787 and $ 349,131 representing loan origination and extension fees to the Manager during the years 2006 and 2005, respectively.

   Broker's Commissions on Invested Funds
   The Fund has retained the services of securities broker/dealers to sell units of membership interest in the Fund. One such broker/dealer is ePlanning Securities, Inc., which is affiliated with the Manager. Certain shareholders of the Manager (who are not members of the Fund) are also shareholders and/or directors of ePlanning. ePlanning sold membership units of the Fund to its client-investors during the years ended December 31, 2006 and 2005 amounting to $5,612,162 and $5,075,826 of which it realized commissions totaling $232,870 and $190,139, respectively. The brokers do not earn a commission until funds are transferred from the subscription account to members' equity, at which time the funds become contributed capital of the Fund.

   Management and servicing fees
   The Manager earned $90,821 and $66,123 during the years ended December 31, 2006 and 2005, respectively, representing management and servicing fees it was entitled to receive from the Fund. During 2006 and 2005, the Manager waived fees amounting to $ 352,866 and $191,933, respectively.

   Note 5 - Real Estate  Held for Sale
   The following schedule reflects the cost of the property and recorded reductions to estimated fair values, including estimated costs to sell, at December 31, 2006:

      Cost of property                                            $ 385,000
      Reduction in value                                         (    5,000)
                                                                 -----------

      Real estate held for sale, net                              $  380,000
                                                                 -----------

   During 2006, the Fund acquired an undeveloped 20-acre parcel through foreclosure which resulted in an increase in real estate held for sale of $ 385,000 and a decrease in loans receivable and accrued interest of $ 380,000 and $ 27,613, respectively. The accrued interest was written down by $ 27,613 upon foreclosure and included in the provision for losses on loans and real estate owned properties. Subsequent to foreclosure, the real estate held for sale was reduced in value by $ 5,000.

   Note 6 -       Concentrations

   Notes receivable - non related parties
   Seven (7) loans totaling $ 3,838,109 were made to separate entities controlled by the same person. Each of the various borrowing entities is an independent entity organized for a specific project, and the various entities own real property in various places around California, mostly in the Central Valley. These loans represent 25% of the total loan portfolio and 33% of total interest income. Interest payments ($97,674) on six (6) of these loans were delinquent ranging from 2-3 1/2 months at year end. Interest payments ($44,469) on two (2) of these loans had been subsequently brought current and the remaining four (4) are in the process of being cured of their delinquent status. Interest income recognized on these loans were $ 499,408 (33%) and $ 305,067 (36%) in 2006 and 2005, respectively. All 6 loans are adequately collateralized by the underlying real estate properties, and are each personally guaranteed by the controlling person.

   Commitments and contingencies
   The Fund has outstanding loan commitments on four (4) construction loans totaling $1,383,410 which was undisbursed at December 31, 2006.

   Workout agreements
   The Fund periodically negotiates various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Fund is not obligated to fund additional money as of December 31, 2006. As of December 31, 2006, there were eleven (11) loans totaling $ 5,695,659 under workout agreements.


   Legal proceedings
   The Fund is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect on the financial position of the Fund.

   Note 7 - Regulatory Requirements

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

   On the state level, the Fund is offering the units of membership interest pursuant to a permit issued by the California Department of Corporations. The permit requires annual renewal. The original permit was issued on February 24, 2003. The permit was most recently renewed on January 17, 2007.

   As of December 31, 2006, the Fund was in compliance with all applicable federal and state securities laws.

                                    PART III


ITEM 1.  INDEX TO EXHIBITS

Exhibit No.       Description

2.1.*             Articles of Organization
3.1.*             Operating Agreement of Lakeside Mortgage Fund, LLC
3.2.**            Amendment No. 1 to Operating Agreement
6.1.*             Broker/Dealer Agreement
6.2.*             Amendment No. 1 to Broker Dealer Agreement
12.1.***          Offering Circular dated February 1, 2006
31.1.             Certification   of  Chief  Executive   Officer  Pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.             Certification   of  Chief  Financial   Officer  Pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.             Certification   of  Chief  Executive   Officer  Pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.             Certification   of  Chief  Financial   Officer  Pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company's Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on August 6, 2004.

** Incorporated by reference to the Company's Annual Report on Form 10-KSB, originally filed with the Commission under the Exchange Act on March 30, 2005.

*** Incorporated by reference to the Company's Report for Quarterly Period ended June 30, 2006 on Form 10-QSB, originally filed with the Commission under the Exchange Act on August 14, 2006.


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

                                    LAKESIDE MORTGAGE FUND, LLC,
                                    A California Limited Liability Company

                                    By:   Lakeside Financial Group, Inc.,
                                          Manager



Date:  March 29, 2007                    By:   /S/    William F. Webster
                                            ------------------------------
                                             William F. Webster, President