Form 10QSB
period 2007-03-31
LAKESIDE MORTGAGE FUND LLC
filed 2007-05-17
CIK 1299919

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934

Commission file number 000-50893

LAKESIDE MORTGAGE FUND, LLC
(Name of Small Business Issuer in its Charter)

California	52-2387294
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1738 Yuba Street, Redding, California, 96001
(Address of Principal Executive Office)

(530) 226-5850
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check One): Yes ☒ No ☐

PART I

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains “forward-looking statements” relating to Lakeside Mortgage Fund, LLC (the “Fund” or the “Company”), which represent the Fund’s current expectations or beliefs including, but not limited to, statements concerning the Fund’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Fund to continue its growth strategy and competition, certain of which are beyond the Fund’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Item 1.  Financial Statements and Notes

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Balance Sheet (Unaudited)
March 31, 2007

ASSETS

Cash and cash equivalents (Note 5)	$1,050,236
Loan interest reserve (restricted)	661,855
Accrued interest receivable	127,020
Notes receivable - related parties (Notes 3 and 4)	724,390
Notes receivable - non related parties, net of allowance for
loan losses: $ 128,000 (Note 3)	18,698,837
Other assets - real estate owned property (Note 5)	380,000
TOTAL ASSETS	$21,642,338

LIABILITIES AND MEMBERS’ EQUITY

Accounts payable and other current liabilities	$43,892
Uninvested subscriptions	267,201
Deferred interest on notes receivable	661,855
Total liabilities	972,948

Members’ equity (Note 4)
Members’ contributions, net	20,551,770
Retained earnings	117,620
Total members’ equity	20,669,390
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$21,642,338

see accompanying notes

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Statements of Income (Unaudited)
For the Quarters Ended March 31,

	2007	2006
Revenues
Interest income	$435,064	$310,636
Total revenues	435,064	310,636

Operating Expenses
Professional fees - accounting and taxes	13,200	11,200
Advertising	4,500	750
Provision for loan losses	18,000	22,000
Management fees (Notes 1 and 4)	14,013	14,393
Permits fees and licenses	750	750
Printing	4,500	600
Legal	2,250	2,250
Trailer commissions	16,000	13,000
Conference and seminars	5,000	1,500
Other operating expenses	5,350	4,100
Taxes	450	450
Total operating expenses	84,013	70,993
Net income	$351,051	$239,643

see accompanying notes

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)

Statements of Members’ Equity (Unaudited)
For the quarters ended March 31, 2007 and 2006

	Members’	Retained
	Contributions	Earnings	TOTAL

Balance, January 1, 2006	$10,102,408	$56,549	$10,158,957

Contributions	2,638,158		2,638,158
Costs incurred in raising capital	(116,325)		(116,325)
Reinvestment of members’ share of net income	150,260		150,260
Investors’ withdrawal	(14,934)		(14,934)
Net income		239,643	239,643
Distribution		(252,862)	(252,862)
Balance, March 31, 2006	$12,759,567	$43,330	$12,802,897

Balance, January 1, 2007	$15,827,117	$101,342	$15,928,459

Contributions	4,968,487		4,968,487
Costs incurred in raising capital	(201,523)		(201,523)
Reinvestment of members’ share of net income	209,828		209,828
Investors’ withdrawal	(252,139)		(252,139)
Net income		351,051	351,051
Distribution		(334,773)	(334,773)
Balance, March 31, 2007	$20,551,770	$117,620	$20,669,390

see accompanying notes

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Statements of Cash Flows
For the quarters ended March 31,

	2007	2006
Cash Flows from Operating Activities:

Net income	$351,051	$239,643
Provision for loan losses	18,000	22,000
Accrued interest receivable	32,010	(6,504)
Loan interest reserves (restricted)	234,648	31,966
Accounts payable and other liabilities	(37,509)	15,438
Deferred interest receivable	(234,648)	(31,996)
Change	363,552	270,578

Cash Flows from Investing Activities:

Notes receivable secured by real estate-non related parties:
Funding	(4,107,770)	(3,209,072)
Payoff	-	439,000
Change	(4,107,770)	(2,770,072)

Cash Flows from Financing Activities:

Members’ contributions	1,889,295	2,446,854
Members’ withdrawals	(252,139)	(14,934)
Costs incurred in raising capital and commissions, net	(201,523)	(116,325)
Distributions to members	(334,774)	(252,862)

Change	1,100,859	2,062,732

Net Change in Cash during the Period	(2,643,359)	(436,762)

Cash in Bank, Beginning of Period	3,693,595	1,338,971

Cash in Bank, End of Period	$1,050,236	$902,209

see accompanying notes

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2007

Note 1 -  Organization and Description of Business

Lakeside Mortgage Fund, LLC (the “Fund”), a California limited liability company was formed on December 4, 2002 under the California Beverly-Killea Limited Liability Company Act (the “Act”) to conduct any lawful business for which a limited liability company may be organized under the Act, including investment of the Fund’s cash and making or investing in notes, mortgages and loans to members of the general public secured by deeds of trust on real estate properties located primarily in the State of California.

The accompanying unaudited condensed financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Fund’s Manager, these unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Fund at March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2007. Please refer to the Fund’s 2006 Annual Report on Form 10-KSB for the complete financial statements for the period ended December 31, 2006.

Terms

The Fund’s operating plan is to continue to seek investors and use those proceeds to fund suitable loans consistent with the Fund’s lending criteria. Management believes qualified investors will continue to invest in the Fund so that the Fund will continue to raise capital from such investors, and invest such capital in commercial mortgage loans.

The Manager of the Fund is Lakeside Financial Group, Inc. (the “Manager” or “Lakeside”), a California corporation formed for the purpose of managing the Fund. Lakeside was incorporated in August 2002 and began doing business in November 2002. Lakeside is not a member of the Fund, and is owned by shareholders who are not members of the Fund.

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

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2007

Distributions

Cash available for distribution is the net income during the calendar month using the accrual method of accounting and in accordance with US GAAP. Monthly, the Fund provides statements of account to members and distributes or reinvests amounts equal to the members’ proportionate share of the Fund’s net income during such month. The Manager is required to distribute funds only to the extent that funds are available.

Withdrawals

Fund members are allowed to withdraw from the Fund and receive a return of the amount in their capital accounts only after 12 months from the date of admission into the Fund (“Holding Period”). Members must give a 60-day written notice prior to withdrawing and payments to any withdrawing member are limited to $ 25,000 per quarter. After the Holding Period, members may withdraw and receive a return of their capital accounts subject to the availability of cash in the Fund, and subject to the following penalties for early withdrawal pursuant to the terms of the operating agreement: (i) 3% of withdrawal amount within the first year following the Holding Period; (ii) 2% of withdrawal amount within the second year following the Holding Period; and (iii) 1% of withdrawal amount within the third year following the Holding Period. Aggregate withdrawals among all members may not exceed 10% of the Fund’s total capital for any calendar year. The Fund does not maintain a reserve for withdrawing members. The Fund’s capacity to return a withdrawing member’s capital account is limited by the availability of cash on hand after payment of expenses and provision for maintaining adequate reserves, in the discretion of the Manager.

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
March 31, 2007

The Manager receives other fees from third parties as compensation to the Manager for acting as broker in arranging loans from the Fund. These fees (which are not paid by the Fund, but rather by third party borrowers) are determined on a case-by-case basis, are generally 3% to 5% of the loan amount, and generally consist of brokerage, origination, renewal and/or processing fees.

The Fund receives certain operating and administrative services form the Manager, some of which may not be reimbursed to the Manager. The Fund’s financial position and results of operations would likely be different without this relationship with the Manager.

Note 2 -  Summary of Significant Accounting Policies

(a)	Basis of Accounting

The financial statements of the organization have been prepared on the accrual basis of accounting and accordingly reflect all significant receivables, payables and other liabilities.

(b)	Management Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates related principally to the determination of the allowance for loan losses, including the valuation of impaired loans and valuation of real estate owned properties. Actual results could differ from those estimates.

(c)	Revenue Recognition

Interest is recognized as revenue when earned according to the contractual terms of the loan.

(d)	Income Taxes

The Fund is treated as a partnership for federal and California income tax purposes. Consequently, all tax effects of the Fund’s income or loss are passed through to the members individually, and no federal or California income taxes are provided for in the financial statements of the Fund. The Fund pays an annual California tax of $800 and an annual California LLC fee based upon its annual gross receipts.

(e)	Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include interest-bearing and non interest-bearing bank deposits, money market accounts and commercial paper with original maturities of three months or less. Periodically, the Fund’s cash balances exceed federally insured limits. At March 31, 2007, the Fund had approximately $ 750,236 of cash that exceeded this limit and thus was not covered by federal depository insurance.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2007

(f)	Loans Secured by Trust Deeds

Loans secured by trust deeds are recorded at cost. To date, no loans had been purchased from outside third party issuers of loans. The Fund loans will have varying terms at the discretion of the Manager. Construction loans will generally have a term of between one and five years and will provide for monthly payments of interest only with a “balloon payment” at the end of the term. Other Fund loans may have a longer amortization schedule and may be fully amortizing, i.e. original principal amount of the loan will be repaid in equal monthly installments of principal and interest over the term. The Fund will not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash after principal is collected. A loan is impaired when, based on current information and events, it is probable that the Fund will be unable to collect all amounts due according to the contractual terms of the loan agreement. Cash receipts will be allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Fund’s investment in the loan is fully recoverable. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the underlying collateral.

(g)	Allowance for Loan Losses

The allowance for loan losses will be established as losses are estimated to have occurred through a provision for loan losses that will be charged to earnings. Loan losses will be charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, will be credited to income. The allowance for loan losses will be evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The following shows the activities in the allowance for loan losses during the 3-month period ended March 31, 2007:

Balance, December 31, 2006	$110,000
Additions	$18,000
Write offs	$0
Balance, March 31, 2007	$128,000

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2007

(h)	Real Estate Held for Sale

Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

(i)	Loan Interest Reserve

The Fund often requires borrowers to set up interest reserve accounts from which monthly payments of interest are made. The interest reserve is deposited into a separate bank account in the name of the Fund, designated specifically as interest reserve on loans issued by the Fund. At the end of the month, the Fund draws the calculated monthly interest on outstanding loans from the interest reserve account and transfers such amount into the general operating account of the Fund as part of the distributable fund available for monthly disbursement to the members. The equivalent unearned amount is recorded as deferred interest in the liabilities section of the balance sheet. As of March 31, 2007, the loan interest reserve and deferred interest were $661,855.

(j)	Contra-Equity Accounts: Offering Costs and Commissions Incurred in Connection with Raising of Capital

Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees and broker’s commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees paid by the Fund are currently 4.5%. The brokers are also entitled to receive “trailer commissions” equivalent to 1.0% of the average daily invested capital at the 1 year anniversary of the invested funds. The initial marketing/broker’s fees are capitalized in accordance with US GAAP, pursuant to the AICPA’s Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Subsequent payments of trailer commissions however are treated as period costs and charged to current earnings of the Fund. As such, the initial marketing/broker’s fees are included in the balance sheet under the caption heading “Members’ contributions, net” while the trailer commissions are shown in the statement of operations, when incurred. The Fund has capitalized $201,523 of syndication costs and brokers’ fees during the quarter ended March 31, 2007.

(k)	Subscription Account

Upon receipt of the funds from prospective investors subscribing to purchase membership interests, those funds are deposited into a subscription account. The funds are held, in the Manager’s discretion up to a maximum of 60 days, until needed by the Fund. The funds are then contributed to the capital of the Fund in exchange for a membership interest. The Manager may hold funds in the subscription account for longer than 60 days only upon the written consent of the subscriber.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2007

As of March 31, 2007, the uninvested funds in the subscription account was $267,201.

(l)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b)	Secured loans had a carrying value of $ 19,423,227 at March 31, 2007, which is substantially equivalent to its fair value.

(m)	Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e. mortgage servicing rights) at fair value, with the changes in fair value recorded in the statement of income. SFAS 156 is effective in the first quarter of 2007. The adoption of SFAS 156 did not have a material impact on the Fund’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 154). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Fund’s financial statements issued for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 157 on the Fund’s financial condition and results of operations.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2007

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Liabilities (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Fund’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Fund’s financial condition and results of operations.

On July 13, 2006, the FASB released FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 106” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax laws may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Fund adopted FIN 48 in the first quarter of 2007. The adoption of FIN 48 did not have an impact on the Fund’s financial condition and results of operations.

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements, an entity must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for the year ended December 31, 2006. The application of SAB 108 did not have an impact on the Fund’s financial condition and results of operations.

Note 3 -  Loans Secured by Trust Deeds

At March 31, 2007, the Fund held the following types of mortgages:

Commercial	$4,770,390
Construction	$4,013,448
Unimproved Land	$10,767,389

Total	$19,551,227
First Mortgages	$13,412,485
Second Mortgages	$6,138,742

Total	$19,551,227

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2007

Scheduled maturities of loans secured by trust deeds as of March 31, 2007 and the interest sensitivity of such loans are as follows:

Fixed Interest Rate
Year Ending December 31:
2007	$12,060,067
2008	$7,191,160
2009	$300,000

Total	$19,551,227

The scheduled maturities for 2007 include $ 2,787,000 in loans that are past maturity at March 31, 2007. It is the Fund’s experience that loans can be refinanced or repaid before or after the maturity date. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

At March 31, 2007, four (4) loans ($2,787,000 or 14% of total loans) have already matured and have remained outstanding at the end of the year. Accrued interest receivable on these loans amounted to $ 72,968 as of March 31, 2007. These loans are in the process of being paid off or extended. Additionally, interest payments on three (3) other loans were in default, ranging from 5 - 6 months past due ($25,281). These past due interests however were subsequently collected in April 2007. Occasionally, the Fund allows borrowers to continue to make the payments on loans past maturity for periods of time. The loans are adequately covered by the fair values of the underlying collateral, and the Fund does not expect to suffer significant losses in the case of any of these loans

The Fund has no variable interest rate loans at March 31, 2007.

At March 31, 2007, 98.9% of the Fund’s loans receivable was collateralized by properties located in California.

At March 31, 2007, the Fund’s loan portfolio consisted of thirty one (31) real estate loans to unrelated parties totaling $ 18,826,837, and two (2) loans receivable from related parties amounting to $ 724,390. These debt securities are all secured by deeds of trust.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2007

1.	Loan 200408 amounting to $ 206,000, due in monthly installments of $ 1,871 interest only at 10.90% maturing on March 22, 2007. This loan is secured by a second trust deed on the underlying property.

2.	Loan 200410 amounting to $ 890,000, due in monthly installments of $ 8,900 interest only at 12.00% maturing on June 14, 2007. This loan is secured by a second trust deed on the underlying property.

3.	Loan 200409 amounting to $ 450,000, due in monthly installments of $ 4,088 interest only at 10.90% maturing on April 12, 2007. This loan is secured by a first trust deed on the underlying property.

4.	Loan 200411 amounting to $ 928,200, due in monthly installments of $ 8,431 interest only at 10.90% maturing on December 6, 2006. This loan is secured by a first trust deed on the underlying property.

5.	Loan 200502 amounting to $ 470,737, due in monthly installments of $ 4,276 interest only at 10.90% maturing on July 18, 2007. This loan is secured by a first trust deed on the underlying property.

6.	Loan 200504 amounting to $ 802,800 due in monthly installments of $ 8,028 interest only at 12.00% maturing on September 8, 2006. This loan is secured by a second trust deed on the underlying property.

7.	Loan 200507 amounting to $ 230,000 due in monthly installments of $ 2,300 interest only at 12.00% maturing on June 25, 2007. This loan is secured by a second trust deed on the underlying property.

8.	Loan 200508 amounting to $ 490,000 due in monthly installments of $ 4,900 interest only at 12.00% maturing on April 11, 2007. This loan is secured by a second trust deed on the underlying property.

9.	Loan 200510 amounting to $ 400,000 due in monthly installments of $ 4,000 interest only at 12.00% maturing on August 8, 2007. This loan is secured by a second trust deed on the underlying property.

10.	Loan 200511 amounting to $ 496,728 due in monthly installments of $ 4,967 interest only at 12.00% maturing on June 15, 2007. This loan is secured by a first trust deed on the underlying property.

11.	Loan 200512 amounting to $ 850,000 due in monthly installments of $ 8,500 interest only at 12.00% maturing on October 14, 2006. This loan is secured by a first trust deed on the underlying property.

12.	Loan 200513 amounting to $ 286,051 due in monthly installments of $ 2,861 interest only at 12.00% maturing on June 12, 2007. This loan is secured by a first trust deed on the underlying property.

13.	Loan 200601 amounting to $ 552,000 due in monthly installments of $ 5,014 interest only at 10.90% maturing on January 11, 2008. This loan is secured by a first trust deed on the underlying property.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2007

14.	Loan 200602 amounting to $ 586,300 due in monthly installments of $ 5,863 interest only at 12% maturing on January 30, 2007. This loan is secured by a first trust deed on the underlying property.

15.	Loan 200603 amounting to $ 1,735,523 due in monthly installments of $ 17,355 interest only at 12% maturing on May 2, 2007. This loan is secured by a first trust deed on the underlying property.

16.	Loan 200604 amounting to $ 680,000 due in monthly installments of $ 6,177 interest only at 10.90% maturing on March 7, 2007. This loan is secured by a first trust deed on the underlying property.

17.	Loan 200605 amounting to $ 350,000 due in monthly installments of $ 3,179 interest only at 10.90% maturing on August 27, 2007. This loan is secured by a first trust deed on the underlying property.

18.	Loan 200606 amounting to $ 320,000 due in monthly installments of $ 3,173 interest only at 11.90% maturing on May 25, 2007. This loan is secured by a first trust deed on the underlying property.

19.	Loan 200607 amounting to $ 525,000 due in monthly installments of $ 4,769 interest only at 10.90% maturing on June 7, 2007. This loan is secured by a first trust deed on the underlying property.

20.	Loan 200608 amounting to $ 625,000 due in monthly installments of $ 6,198 interest only at 11.90% maturing on May 23, 2007. This loan is secured by a second trust deed on the underlying property.

21.	Loan 200609 amounting to $ 345,000 due in monthly installments of $ 3,134 interest only at 10.90% maturing on June 27, 2008. This loan is secured by a first trust deed on the underlying property.

22.	Loan 200610 amounting to $ 282,070 due in monthly installments of $ 3,291 interest only at 14.00% maturing on July 3, 2007. This loan is secured by a second trust deed on the underlying property.

23.	Loan 200611 amounting to $ 288,482 due in monthly installments of $ 2,885 interest only at 12.00% maturing on August 3, 2007. This loan is secured by a second trust deed on the underlying property.

24.	Loan 200612 amounting to $ 570,000 due in monthly installments of $ 5,653 interest only at 11.90% maturing on August 30, 2008. This loan is secured by a first trust deed on the underlying property.

25.	Loan 200613 amounting to $ 400,000 due in monthly installments of $4,167 interest only at 12.50% maturing on October 4, 2008. This loan is secured by a first trust deed on the underlying property.

26.	Loan 200614 amounting to $ 167,177 due in monthly installments of $1,672 interest only at 12.00% maturing on October 17, 2007. This loan is secured by a first trust deed on the underlying property.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2007

27.	Loan 200615 amounting to $ 1,100,000 due in monthly installments of $10,542 interest only at 11.50% maturing on October 20, 2008. This loan is secured by a first trust deed on the underlying property.

28.	Loan 200616 amounting to $ 300,000 due in monthly installments of $2,975 interest only at 11.90% maturing on December 14, 2009. This loan is secured by a first trust deed on the underlying property.

29.	Loan 200617 amounting to $ 1,900,000 due in monthly installments of $19,792 interest only at 12.50% maturing on January 11, 2008. This loan is secured by a first trust deed on the underlying property.

30.	Loan 200618 amounting to $ 1,200,000 due in monthly installments of $11,900 interest only at 11.90% maturing on March 8, 2008. This loan is secured by a second trust deed on the underlying property.

31.	Loan 200619 amounting to $ 399,770 due in monthly installments of $3,964 interest only at 11.90% maturing on March 2, 2008. This loan is secured by a first trust deed on the underlying property.

32.
Investment in 2003 Combined Note Participation amounting to $305,000, maturing on June 4, 2007. This amount was partially paid off by $ 80,610 on December 23, 2005. Interest is payable monthly at 12% per annum.

33.
Investment in participation notes issued by Mountain House Golf Course, LLC amounting to $ 500,000 and maturing in December 2008. Interest is payable monthly at an effective rate of approximately 11.00% per annum.

Note 4 - Related Party Transactions

Loans Secured by Trust Deeds

The Fund may invest up to 20% of its total assets in loans to affiliated entities. On March 31, 2007, the Fund had an interest in two (2) loans issued by affiliated entities. One loan is a participation interest in five separate promissory notes. The loan is carried at cost. This loan anticipates earning a 12% interest rate and will mature in June, 2007, at which time the amount of the loan will be returned to the Fund. The loan does have an option for early withdrawal. A portion of the combined notes was partially paid off ($80,610) on December 23, 2005. The second participation loan matures in December 2008 and bears an effective interest of 11% per annum. For the quarters ended March 31, 2007 and 2006, the Fund recognized interest income on loans to related parties amounting to $16,758 and $25,138, respectively.

As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of March 31, 2007, the Fund is in compliance with this restriction.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2007

Contra Equity Costs

During the quarter ended March 31, 2007 the Fund incurred no additional cost in connection with the offering of units of membership interest in the Fund. Such expenditures consisted primarily of the initial accounting and filing costs relating to the registration and have been treated as syndication costs as contemplated in the AICPA’s Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Accordingly, these costs are treated as reduction of paid in capital.

The Fund paid commissions to securities brokers in connection with the sale of membership interests by the Fund. The commission rate was 4.5% of the gross sales proceeds from the sale of units of the Fund. The total amount of net brokers’ commissions paid during the quarter ended March 31, 2007 and 2006 were $201,523 and $116,325, respectively. These costs are recorded as “Costs incurred in raising capital” and included in the balance sheet under the heading “Members’ contributions, net”.

Borrower’s Costs

The Manager acts as loan broker in the initial placement of the Fund loans and performs loan servicing functions as well. The Manager is compensated by the Fund for such loan servicing activities and is compensated by the borrower for the initial placement of the loans. The Fund does not incur “Incremental Direct Costs” as defined in SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” These are costs to originate loans that result directly from, and are essential to, the lending transaction and would not have been incurred by the Fund had the lending transaction not occurred. The Manager of the Fund incurs these types of costs; consequently the Manager is entitled to receive certain fees for its services such as loan brokerage commissions, loan processing and documentation fees, loan servicing and asset management fees and reimbursement of other expenses of the Manager. None of these fees are paid by the borrower to the Fund directly and therefore are not included in the income and expenses of the Fund.

Broker’s Commissions on Invested Funds

The Fund has retained the services of securities broker/dealers to sell units of membership interest in the Fund. One such broker/dealer is ePlanning Securities, Inc., which is affiliated with the Manager. Certain shareholders of the Manager (who are not members of the Fund) are also shareholders and/or directors of ePlanning. ePlanning sold membership units of the Fund to its client-investors during the quarters ended March 31, 2007 and 2006 amounting to $4,968,487 and $2,638,158 of which it realized commissions totaling $201,523 and $116,325, respectively. The brokers do not earn a commission until funds are transferred from the subscription account to members’ equity, at which time the funds become contributed capital of the Fund.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2007

Management and servicing fees

The Manager earned $14,013 and $14,393 during the quarters ended March 31, 2007 and 2006, respectively, representing management and servicing fees it was entitled to receive from the Fund.

Note 5 - Real Estate Held for Sale

The following schedule reflects the cost of the property and recorded reductions to estimated fair values, including estimated costs to sell, at March 31, 2007:

Cost of property	$385,000
Reduction in value	(5,000)

Real estate held for sale, net	$380,000

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

Note 6 -  Concentrations

Notes receivable - non related parties

Seven (7) loans totaling $3,895,828 were made to separate entities controlled by the same person. The various borrowing entities were organized for different purposes, and own real property in various places in California, mostly in the Central Valley. These loans represent 20% of the total loan portfolio and 13% of total interest income. The loans are adequately collateralized by the underlying real estate properties, and are personally guaranteed by the controlling person.

Commitments and contingencies

The Fund has outstanding loan commitments on six (6) construction loans totaling $1,235,992 which was undisbursed at March 31, 2007.

Workout agreements

The Fund periodically negotiates various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Fund is not obligated to fund additional money as of March 31, 2007. As of March 31, 2007, there were six (6) loans totaling $ 4,129,723 under workout agreements.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2007

Legal proceedings

The Fund is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect on the financial position of the Fund.

Note 7 - Regulatory Requirements

Employee Retirement Income Security Act of 1974 (“ERISA”)

Some of the investors purchasing membership interests are employee benefit plans, including Individual Retirement Accounts, which are subject to ERISA. Persons making the investment decisions for such ERISA investors are deemed to be “fiduciaries” of such investors and must discharge their duties with the care, skill and prudence which a prudent person would exercise under the circumstances.

Normally an investment in an equity interest of an entity, such as a membership interest in the Fund, will be deemed a “plan asset” of the ERISA investor, but the underlying assets of the entity will not be deemed plan assets. However, if (i) the equity interests are not publicly-offered securities, (ii) the entity is not one of several types of “operating companies” defined in ERISA regulations, and (iii) investment by ERISA investors exceeds 25% of the value of the class of equity interests, then the underlying assets of the entity may be deemed “plan assets,” with the entity deemed a “fiduciary” with respect to the ERISA investors.

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

As of March 31, 2007, the Fund was in compliance with all applicable federal and state securities laws.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

As of March 31, 2007, we have sold a total of 211,388.77 Units, at $100 per Unit, for a total of $21,138,877. As of March 31, 2007, Fund members electing to reinvest their monthly income distributions have reinvested $1,518,142 back into the Fund. After deducting for broker commissions and offering expenses ($966,561), the net proceeds to the Fund from these sales (which includes reinvestment of earnings) have been $21,690,458. Members withdrew a total of $1,138,688 through the period ended March 31, 2007. As of March 31, 2007, the Fund has $19,551,227 invested in commercial mortgage loans, with the remainder in the form of cash and other assets. As of March 31, 2007, the Fund has 381 members.

To compare this with how the Fund was doing during the same period last year, as of March 31, 2006 we had sold a total of 131,963.86 Units, for a total of $13,196,386. Reinvested funds amounted to $736,129. After deducting for broker commissions and offering expenses ($682,029), the net proceeds to the Fund from these sales were $13,250,486. Members withdrew a total of $ 524,454 through the period ended March 31, 2006. The Fund had $12,401,887 invested in commercial mortgage loans, with the remainder in the form of cash and other assets. As of March 31, 2006, the Fund had 316 members.

Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees, and broker’s commissions paid to an outside brokerage firm, are treated as contra-equity accounts. The fees are currently 4.5% (4% commission, 0.5% marketing fee). Brokers are also entitled to receive “trailer commissions,” equivalent to 1.0% of the average daily balance of invested capital for each investor. These are received following each anniversary of the investor’s initial investment. As of March 31, 2007, the Fund has capitalized $966,561 of syndication costs since inception.

During the next twelve months, the Fund will continue to be managed by Lakeside Financial Group, Inc., which will continue to underwrite and select loans for the Fund to invest in, as well as short term investments for cash between loans. The Fund will continue to raise capital with its intrastate offering under a permit from the California Department of Corporations. It is anticipated that, at some point in the future, we will offer the units of membership interest in additional states through a registered public offering, but this is not anticipated to occur within the next twelve months. The Manager will continue to manage the Fund as described in the Fund’s Operating Agreement. The Fund will continue to pay the Manager, on a monthly basis, a management fee (annualized at 2.75% of gross assets under management) and loan servicing fee (annualized at 0.25% of loan principal amounts) to the extent these fees are not waived by the Manager. During the quarter ended March 31, 2007, the Manager accepted $14,013 in management fees and waived a total of $144,570 of these fees.

During the next 12 months the Fund will continue to raise capital through the sale of membership interests and invest that capital in commercial real estate loans. The Fund does not expect to make any significant plant or equipment purchases or sales in the next 12 months. The Fund has no off-balance sheet arrangements.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Fund carried out an evaluation, under the supervision and with the participation of the Manager’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. The Fund’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Fund’s disclosure control objectives. The Manager’s Principal Executive Officer and Acting Principal Financial Officer have concluded that the Fund’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Fund reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB. In connection with the evaluation of the Fund’s internal controls during the Fund’s third fiscal quarter ended March 31, 2007, the Manager’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Fund’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Fund’s internal controls over financial reporting. The Fund receives subscriptions/investment funds from the general investing public through its designated brokers (primarily ePlanning Securities), and uses those funds to make loans secured by deeds of trust on real estate located primarily in California. The Fund’s operations are managed by its fund manager, Lakeside Financial Group, Inc. The Manager does not own a membership interest in the Fund.

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

All sales were made under the exemption from registration provided by Section 3(a)(11) of the Securities Act of 1933, as amended, and under Rule 147 promulgated thereunder. The offering is limited to California residents only. The Fund derives at least 98% of its revenues from loans secured by real property located in California. The Fund’s Operating Agreement and Subscription Agreement, both of which are executed by the investor, contain written disclosures regarding the limitations on resale prescribed by Rule 147.

With respect to applicable state securities laws, all sales were made pursuant to a permit issued to the Fund by the California Department of Corporations (“DOC”) pursuant to Sections 25110 and 25113 of the California Corporations Code. The permit must be renewed each year by filing a renewal application and an updated Offering Circular for approval by the DOC. The renewed permit was issued by the DOC on January 17, 2007.

During the period covered by this report the Fund made the following sales of unregistered securities, to various investors meeting the Fund’s investor suitability standards, on the terms described above:

Date of Sale	Units Sold	Purchase Price
01/16/07	29,145.10	$2,914,509.87
02/02/07	6,400.71	$640,071.00
02/13/07	930.40	$93,040.00
02/26/07	5,377.95	$537,795.42
03/05/07	3,584.35	$358,435.03
03/12/07	1,657.87	$165,787.16
03/27/07	2,588.48	$258,848.43
01/04/07 (reinvestment)	679.38	$67,937.94
02/05/07 (reinvestment)	614.32	$61,432.37
03/05/07 (reinvestment)	804.58	$80,457.75

Item 3.  Defaults on Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Fund has held no regularly scheduled, called or special meetings of members during the reporting period.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
2.1.*	Articles of Organization

3.1.*	Operating Agreement of Lakeside Mortgage Fund, LLC

6.1.*	Broker/Dealer Agreement

6.2.*	Amendment No. 1 to Broker Dealer Agreement

6.3.	Amendment No. 2 to Broker Dealer Agreement

12.1.	Offering Circular dated January 17, 2007

31.1.	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1.	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2.	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Incorporated by reference to the Fund’s Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on August 6, 2004.

**	Incorporated by reference to the Fund’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKESIDE MORTGAGE FUND, LLC, A California Limited Liability Company

	By:	Lakeside Financial Group, Inc., Manager

Date: May 15, 2007	By:	/S/ William F. Webster
William F. Webster, President