Form 10QSB
period 2007-06-30
LAKESIDE MORTGAGE FUND LLC
filed 2007-08-14
CIK 1299919

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934

Commission file number 000-50893

LAKESIDE MORTGAGE FUND, LLC
(Name of Small Business Issuer in its Charter)

California	52-2387294
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Item 1.Financial Statements and Notes

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Balance Sheet (Unaudited)
June 30, 2007

ASSETS

Cash and cash equivalents	$643,699
Loan interest reserve (restricted)	514,135
Accrued interest receivable	118,538
Notes receivable - related parties	1,924,390
Notes receivable - non related parties	16,371,162
Other assets – real estate held for sale	2,158,220
Allowance for losses on loans and real estate held for sale	(151,411)
TOTAL ASSETS	$21,578,733

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and other current liabilities	$63,933
Uninvested subscriptions	97,433
Deferred interest on notes receivable	514,135
Total liabilities	675,501

Members' equity
Members' contributions, net	20,834,351
Retained earnings	68,881
Total members' equity	20,903,232
TOTAL LIABILITIES AND MEMBERS' EQUITY	$21,578,733

see accompanying notes

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Statements of Income (Unaudited)
For the periods ended June 30,

	2007		2006
	Apr - June	Jan - June	Apr - June	Jan - June
Revenues
Interest income	$517,986	$953,051	$354,161	$691,831
Total revenues	517,986	953,051	$354,161	691,831

Operating Expenses
Professional fees - accounting and taxes	13,200	26,400	13,200	24,400
Advertising	1,500	6,000	750	1,500
Provision for loan losses	68,000	86,000	10,000	59,034
Management fees	16,522	30,535	17,403	31,796
Permits fees and licenses	750	1,500	750	1,500
Printing	1,750	6,250	1,800	2,400
Legal	7,000	9,250	2,100	4,350
Trailer commissions	16,000	32,000	18,000	31,000
Conference and seminars	4,000	9,000	1,500	3,000
Other operating expenses	7,850	13,200	3,300	7,400
Taxes	14,793	15,243	450	450
Total operating expenses	151,365	235,378	69,253	167,280
Net income	$366,621	$717,673	$284,908	$524,551

see accompanying notes

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Statements of Cash Flows
For the periods ended June 30,

	2007	2006
Cash Flows from Operating Activities:

Net income	$717,673	$524,551
Provision for loan losses	86,000	59,034
Accrued interest receivable	(4,097)	(8,119)
Loan interest reserves (restricted)	86,928	44,701
Accounts payable and other liabilities	(17,469)	35,446
Deferred interest on notes receivable	(86,928)	(44,701)
Change	782,107	610,912

Cash Flows from Investing Activities:

Investment in related party notes receivable	(1,200,000)	177,000
Notes receivable secured by real estate-non related parties:
Funding	(4,749,735)	(4,800,385)
Payoff	1,319,420	439,310
Change	(4,630,315)	(4,184,075)

Cash Flows from Financing Activities:

Members' contributions	2,986,321	3,346,429
Members' withdrawals	(1,189,859)	(158,856)
Costs incurred in raising capital and commissions, net	(248,016)	(157,644)
Distributions to members	(750,134)	(498,019)
Change	798,312	2,531,910

Net Change in Cash during the Period	(3,049,896)	(1,041,253)

Cash in Bank, Beginning of Period	3,693,595	1,338,971
Cash in Bank, End of Period	$643,699	$297,718

see accompanying notes

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2007

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

The accompanying unaudited condensed financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Fund’s Manager, these unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Fund at June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the three and six months ended June 30, 2007 and 2006. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2007. Please refer to the Fund’s 2006 Annual Report on Form 10-KSB for the complete financial statements for the period ended December 31, 2006.

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

Profits and losses
The profit or loss of the Fund is allocated to the members in proportion to their respective percentage interest, which is determined as of the first day of each calendar month by dividing a member’s current capital account balance by the total outstanding capital accounts of all the members. The Manager is required to allocate to the members all profits and losses realized by the Fund during the month as of the close of business on the last day of each calendar month, in accordance with their respective percentage interests and in proportion to the number of days during the calendar month that they owned the interests.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2007

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

Withdrawals
Fund members are allowed to withdraw from the Fund and receive a return of the amount in their capital accounts only after 12 months from the date of admission into the Fund (“Holding Period”). Members must give a 60-day written notice prior to withdrawing and payments to any withdrawing member are limited to $25,000 per quarter. After the Holding Period, members may withdraw and receive a return of their capital accounts subject to the availability of cash in the Fund, and subject to the following penalties for early withdrawal pursuant to the terms of the operating agreement: (i) 3% of withdrawal amount within the first year following the Holding Period; (ii) 2% of withdrawal amount within the second year following the Holding Period; and (iii) 1% of withdrawal amount within the third year following the Holding Period. Aggregate withdrawals among all members may not exceed 10% of the Fund’s total capital for any calendar year. The Fund does not maintain a reserve for withdrawing members. The Fund’s capacity to return a withdrawing member’s capital account is limited by the availability of cash on hand after payment of expenses and provision for maintaining adequate reserves, in the discretion of the Manager.

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
June 30, 2007

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates related principally to the determination of the allowance for loan losses, including the valuation of impaired loans and valuation of real estate owned properties. Actual results could differ from those estimates.

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
For purposes of the statements of cash flows, cash and cash equivalents include interest-bearing and non interest-bearing bank deposits and money market accounts with original maturities of three months or less. Periodically, the Fund’s cash balances exceed federally insured limits. At June 30, 2007, the Fund had approximately $760,400 of cash that exceeded this limit and thus was not covered by federal depository insurance.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2007

(f)	Loans Secured by Trust Deeds
Loans secured by trust deeds are recorded at cost. To date, no loans had been purchased from outside third party issuers of loans. The Fund’s loans will have varying terms at the discretion of the Manager. Construction loans will generally have a term of between one and five years and will provide for monthly payments of interest only with a “balloon payment” at the end of the term. Other Fund loans may have a longer amortization schedule and may be fully amortizing, i.e. original principal amount of the loan will be repaid in equal monthly installments of principal and interest over the term. The Fund will not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash after principal is collected. A loan is impaired when, based on current information and events, it is probable that the Fund will be unable to collect all amounts due according to the contractual terms of the loan agreement. Cash receipts will be allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Fund’s investment in the loan is fully recoverable. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the underlying collateral.

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

The following shows the activities in the allowance for loans and other losses during the 6-month period ended June 30, 2007:

Balance, December 31, 2006	$110,000
Additions	$18,000
Write offs	$0

Balance, March 31, 2007	$128,000
Additions	$68,000
Write off	(44,589)
Balance, June 30, 2007	$151,411

(h)	Real Estate Held for Sale
Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

(i)	Loan Interest Reserve
The Fund often requires borrowers to set up interest reserve accounts from which monthly payments of interest are made. The interest reserve is deposited into a separate bank account in the name of the Fund, designated specifically as interest reserve on loans issued by the Fund. At the end of the month, the Fund draws the calculated monthly interest on outstanding loans from the interest reserve account and transfers such amount into the general operating account of the Fund as part of the distributable fund available for monthly disbursement to the members. The equivalent unearned amount is recorded as deferred interest in the liabilities section of the balance sheet. As of June 30, 2007, the loan interest reserve and deferred interest were $514,135.

(j)	Contra-Equity Accounts: Offering Costs and Commissions Incurred in Connection with Raising of Capital
Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees and broker’s commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees paid by the Fund are currently 4.5%. The brokers are also entitled to receive “trailer commissions” equivalent to 1.0% of the average daily invested capital at the 1 year anniversary of the invested funds. The initial marketing/broker’s fees are capitalized in accordance with US GAAP, pursuant to the AICPA’s Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Subsequent payments of trailer commissions however are treated as period costs and charged to current earnings of the Fund. As such, the initial marketing/broker’s fees are included in the balance sheet under the caption heading “Members’ contributions, net” while the trailer commissions are shown in the statement of operations, when incurred. The Fund has capitalized $ 46,493 of syndication costs and brokers’ fees during the quarter ended June 30, 2007.

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

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2007

As of June 30, 2007, the amount of uninvested funds in the subscription account was $97,433.

(l)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b)	Secured loans had a carrying value of $18,144,141 at June 30, 2007, which is substantially equivalent to its fair value.

(m)	Recent accounting pronouncements

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
June 30, 2007

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

Note 3 - Loans Secured by Trust Deeds

At June 30, 2007, the Fund held the following types of mortgages:

Commercial	$4,900,390
Construction	3,252,869
Unimproved Land	10,142,293
Total	$18,295,552

First Mortgages	$12,785,079
Second Mortgages	5,510,473
Total	$18,295,552

Scheduled maturities of loans secured by trust deeds as of June 30, 2007 and the interest sensitivity of such loans are as follows:

Fixed Interest Rate
Year Ending December 31:
2007	$9,469,627
2008	7,295,925
2009	1,530,000
Total	$18,295,552

The scheduled maturities for 2007 include $802,800 in loans that are past maturity at June 30, 2007. It is the Fund’s experience that loans can be refinanced or repaid before or after the maturity date. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

At June 30, 2007, three (3) loans had 30-90 days past due interest totaling $37,855. Additionally, seven (7) loans ($3,292,922 or 18% of total loans) have already matured and have remained outstanding at the end of the quarter. Accrued interest receivable on these matured loans amounted to $25,807 as of June 30, 2007. These loans are in the process of being paid off or extended. Occasionally, the Fund allows borrowers to continue to make the payments on loans past maturity for periods of time. The loans are adequately covered by the fair values of the underlying collateral, and the Fund does not expect to suffer significant losses in the case of any of these loans

The Fund has no variable interest rate loans at June 30, 2007.

At June 30, 2007, 98.77% of the Fund’s loans receivable was collateralized by properties located in California.

At June 30, 2007, the Fund’s loan portfolio consisted of twenty seven (27) real estate loans to unrelated parties totaling $16,371,162, and three (3) loans receivable from related parties amounting to $1,924,390. These debt securities are all secured by deeds of trust.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2007

1.	Loan 200408 amounting to $206,000, due in monthly installments of $1,871 interest only at 10.90% maturing on June 22, 2007. This loan is secured by a second trust deed on the underlying property.
2.	Loan 200410 amounting to $922,267 due in monthly installments of $9,223 interest only at 12.00% maturing on June 14, 2007. This loan is secured by a second trust deed on the underlying property.
3.	Loan 200409 amounting to $450,000, due in monthly installments of $4,088 interest only at 10.90% maturing on April 12, 2007. This loan is secured by a first trust deed on the underlying property.
4.	Loan 200502 amounting to $470,737, due in monthly installments of $4,276 interest only at 10.90% maturing on July 18, 2007. This loan is secured by a first trust deed on the underlying property.
5.	Loan 200504 amounting to $802,800 due in monthly installments of $8,028 interest only at 12.00% maturing on September 8, 2006. This loan is secured by a second trust deed on the underlying property.
6.	Loan 200507 amounting to $237,875 due in monthly installments of $2,379 interest only at 12.00% maturing on June 25, 2007. This loan is secured by a second trust deed on the underlying property.
7.	Loan 200510 amounting to $415,834 due in monthly installments of $4,158 interest only at 12.00% maturing on August 8, 2007. This loan is secured by a second trust deed on the underlying property.
8.	Loan 200511 amounting to $496,728 due in monthly installments of $4,967 interest only at 12.00% maturing on June 15, 2007. This loan is secured by a first trust deed on the underlying property.
9.	Loan 200601 amounting to $552,000 due in monthly installments of $5,014 interest only at 10.90% maturing on January 11, 2008. This loan is secured by a first trust deed on the underlying property.
10.	Loan 200602 amounting to $589,473 due in monthly installments of $5,895 interest only at 12% maturing on January 30, 2007. This loan is secured by a first trust deed on the underlying property.
11.	Loan 200603 amounting to $2,068,842 due in monthly installments of $20,688 interest only at 12% maturing on August 2, 2007. This loan is secured by a first trust deed on the underlying property.
12.	Loan 200604 amounting to $680,000 due in monthly installments of $6,177 interest only at 10.90% maturing on September 7, 2007. This loan is secured by a first trust deed on the underlying property.
13.	Loan 200605 amounting to $100,000 due in monthly installments of $908 interest only at 10.90% maturing on August 27, 2007. This loan is secured by a first trust deed on the underlying property.
14.	Loan 200606 amounting to $320,000 due in monthly installments of $3,173 interest only at 11.90% maturing on November 25, 2007. This loan is secured by a first trust deed on the underlying property.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2007

15.	Loan 200607 amounting to $525,000 due in monthly installments of $4,769 interest only at 10.90% maturing on December 7, 2007. This loan is secured by a first trust deed on the underlying property.
16.	Loan 200608 amounting to $390,580 due in monthly installments of $3,873 interest only at 11.90% maturing on June 23, 2007. This loan is secured by a second trust deed on the underlying property.
17.	Loan 200609 amounting to $345,000 due in monthly installments of $3,134 interest only at 10.90% maturing on June 27, 2008. This loan is secured by a first trust deed on the underlying property.
18.	Loan 200610 amounting to $298,570 due in monthly installments of $3,483 interest only at 14.00% maturing on July 3, 2007. This loan is secured by a second trust deed on the underlying property.
19.	Loan 200611 amounting to $312,157 due in monthly installments of $3,121 interest only at 12.00% maturing on August 3, 2007. This loan is secured by a second trust deed on the underlying property.
20.	Loan 200612 amounting to $570,000 due in monthly installments of $5,653 interest only at 11.90% maturing on August 30, 2008. This loan is secured by a first trust deed on the underlying property.
21.	Loan 200613 amounting to $400,000 due in monthly installments of $4,167 interest only at 12.50% maturing on October 4, 2008. This loan is secured by a first trust deed on the underlying property.
22.	Loan 200614 amounting to $182,765 due in monthly installments of $1,828 interest only at 12.00% maturing on October 17, 2007. This loan is secured by a first trust deed on the underlying property.
23.	Loan 200615 amounting to $1,100,000 due in monthly installments of $10,542 interest only at 11.50% maturing on October 20, 2008. This loan is secured by a first trust deed on the underlying property.
24.	Loan 200616 amounting to $300,000 due in monthly installments of $2,975 interest only at 11.90% maturing on December 14, 2009. This loan is secured by a first trust deed on the underlying property.
25.	Loan 200701 amounting to $1,900,000 due in monthly installments of $19,792 interest only at 12.50% maturing on January 11, 2008. This loan is secured by a first trust deed on the underlying property.
26.	Loan 200702 amounting to $504,535 due in monthly installments of $5,003 interest only at 11.90% maturing on March 2, 2008. This loan is secured by a first trust deed on the underlying property.
27.	Loan 200704 amounting to $1,230,000 due in monthly installments of $12,198 interest only at 11.90% maturing on June 4, 2009. This loan is secured by a first trust deed on the underlying property.
28.	Loan 200703 amounting to $1,200,000 due in monthly installments of $11,900 interest only at 11.90% maturing on March 9, 2008. This loan is secured by a second trust deed on the underlying property

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2007

29.
Investment in 2003 Combined Note Participation amounting to $305,000, maturing on June 4, 2007. This amount was partially paid off by $ 80,610 on December 23, 2005. Interest is payable monthly at 12% per annum.

30.
Investment in participation notes issued by Mountain House Golf Course, LLC amounting to $500,000 and maturing in December 2008. Interest is payable monthly at an effective rate of approximately 11.00% per annum.

Note 4 – Related Party Transactions

Loans Secured by Trust Deeds
The Fund may invest up to 20% of its total assets in loans to affiliated entities. On June 30, 2007, the Fund had an interest in three (3) loans issued by affiliated entities. One loan is a participation interest in five separate promissory notes. The loan is carried at cost and earns interest at 12% per year. The loan matured in June 2007 but is in the process of being extended. The loan does have an option for early withdrawal. A portion of the combined notes was partially paid off ($80,610) on December 23, 2005. The second participation loan matures in December 2008 and bears an effective interest of 11% per annum. The third note represents a 2-year, fixed rate loan (at 11.90%) that is collateralized by a second trust deed on a commercial office building. For the quarters ended June 30, 2007 and 2006, the Fund recognized interest income on loans to related parties amounting to $54,578 (YTD: $80,459) and $24,488 (YTD: $49,626), respectively.

As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of June 30, 2007, the Fund is in compliance with this restriction.

Contra Equity Costs
During the quarter ended June 30, 2007 the Fund incurred no additional cost in connection with the offering of units of membership interest in the Fund. Such expenditures consisted primarily of the initial accounting and filing costs relating to the registration and have been treated as syndication costs as contemplated in the AICPA’s Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Accordingly, these costs are treated as reduction of paid in capital.

The Fund paid commissions to securities brokers in connection with the sale of membership interests by the Fund. The commission rate was 4.5% of the gross sales proceeds from the sale of units of the Fund. The total amount of net brokers’ commissions paid during the quarters ended June 30, 2007 and 2006 were $46,493 and $41,319, respectively. These costs are recorded as “Costs incurred in raising capital” and included in the balance sheet under the heading “Members’ contributions, net”.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2007

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

Broker’s Commissions on Invested Funds
The Fund has retained the services of securities broker/dealers to sell units of membership interest in the Fund. One such broker/dealer is ePlanning Securities, Inc., which is affiliated with the Manager. Certain shareholders of the Manager (who are not members of the Fund) are also shareholders and/or directors of ePlanning. ePlanning sold membership units of the Fund to its client-investors during the quarters ended June 30, 2007 and 2006 amounting to $1,005,311 and $1,115,319 of which it realized commissions totaling $46,493 and $41,319, respectively. The brokers do not earn a commission until funds are transferred from the subscription account to members’ equity, at which time the funds become contributed capital of the Fund.

Management and servicing fees
The Manager earned $16,522 (YTD: $30,535) and $17,403 ($31,796) during the quarters ended June 30, 2007 and 2006, respectively, representing management and servicing fees it was entitled to receive from the Fund. The Manager waived $ 146,065 of such fees during the period.

Note 5 – Real Estate Held for Sale

During 2006, the Fund acquired an undeveloped 20-acre parcel through foreclosure which resulted in an increase in real estate held for sale of $385,000 and a decrease in loans receivable and accrued interest of $380,000 and $27,613, respectively. The accrued interest was written down by $27,613 upon foreclosure and included in the provision for losses on loans and real estate owned properties. Subsequent to foreclosure, the real estate held for sale was reduced in value by $5,000. This REO was subsequently sold in July 2007 for $370,000; and the resultant loss was offset against the reserve for loans and REO losses.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2007

In April and May 2007, two (2) additional first trust deed loans ($928,200 and $850,000) went in default and the Fund acquired the underlying collateral through foreclosure proceedings. The Fund recognized an additional provision for losses against these two (2) REOs amounting to $50,000.

Note 6 - Concentrations

Notes receivable – non related parties
Six (6) loans totaling $3,464,976 were made to separate entities controlled by the same person. The various borrowing entities were organized for different purposes, and own real properties in various places in California, mostly in the Central Valley. These loans represent 18.9% of the total loan portfolio and 13% of total interest income. The loans are adequately collateralized by the underlying real estate properties, and are personally guaranteed by the controlling person.

Commitments and contingencies
The Fund has outstanding loan commitments on four (4) construction loans totaling $723,371 which was undisbursed at June 30, 2007.

Workout agreements
The Fund periodically negotiates various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Fund is not obligated to fund additional money as of June 30, 2007. As of June 30, 2007, there were seven (7) loans totaling $3,292,922 under workout agreements.

Legal proceedings
The Fund is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect on the financial position of the Fund.

Note 7 – Regulatory Requirements

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
June 30, 2007

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

As of June 30, 2007, the Fund was in compliance with all applicable federal and state securities laws.

Item 2. Management’s Discussion and Analysis or Plan of Operation

As of June 30, 2007, we have sold a total of 239,238.12 Units, at $100 per Unit, for a total of $23,923,812. As of June 30, 2007, Fund members electing to reinvest their monthly income distributions have reinvested $1,779,624 back into the Fund. After deducting for broker commissions and offering expenses ($1,013,055), the net proceeds to the Fund from these sales (which includes reinvestment of earnings) have been $22,910,757. Members withdrew a total of $2,076,407 through the period ended June 30, 2007. As of June 30, 2007, the Fund has $18,295,552 invested in commercial mortgage loans, with the remainder in the form of cash and other assets. As of June 30, 2007, the Fund has 387 members.

To compare this with how the Fund was doing during the same period last year, as of June 30, 2006 we had sold a total of 143,117.04 Units, for a total of $14,311,704. Reinvested funds amounted to $913,635. After deducting for broker commissions and offering expenses ($689,812), the net proceeds to the Fund from these sales were $14,535,527. Members withdrew a total of $ 668,376 through the period ended June 30, 2006. The Fund had $13,788,857 invested in commercial mortgage loans, with the remainder in the form of cash and other assets. As of June 30, 2006, the Fund had 335 members.

Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees, and broker’s commissions paid to an outside brokerage firm, are treated as contra-equity accounts. The fees are currently 4.5% (4% commission, 0.5% marketing fee). Brokers are also entitled to receive “trailer commissions,” equivalent to 1.0% of the average daily balance of invested capital for each investor. These are received following each anniversary of the investor’s initial investment. As of June 30, 2007, the Fund has capitalized $1,013,055 of syndication costs and brokers’ commissions since inception.

During the next twelve months, the Fund will continue to be managed by Lakeside Financial Group, Inc., which will continue to underwrite and select loans for the Fund to invest in, as well as short term investments for cash between loans. The Fund will continue to raise capital with its intrastate offering under a permit from the California Department of Corporations. It is anticipated that, at some point in the future, we will offer the units of membership interest in additional states through a registered public offering, but this is not anticipated to occur within the next twelve months. The Manager will continue to manage the Fund as described in the Fund’s Operating Agreement. The Fund will continue to pay the Manager, on a monthly basis, a management fee (annualized at 2.75% of gross assets under management) and loan servicing fee (annualized at 0.25% of loan principal amounts) to the extent these fees are not waived by the Manager. During the quarter ended June 30, 2007, the Manager accepted $16,522 in management fees and waived a total of $146,065 of these fees.

During the next 12 months the Fund will continue to raise capital through the sale of membership interests and invest that capital in commercial real estate loans. The Fund does not expect to make any significant plant or equipment purchases or sales in the next 12 months. The Fund has no off-balance sheet arrangements.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Fund carried out an evaluation, under the supervision and with the participation of the Manager’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. The Fund’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Fund’s disclosure control objectives. The Manager’s Principal Executive Officer and Acting Principal Financial Officer have concluded that the Fund’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Fund reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB. In connection with the evaluation of the Fund’s internal controls during the Fund’s second fiscal quarter ended June 30, 2007, the Manager’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Fund’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Fund’s internal controls over financial reporting. The Fund receives subscriptions/investment funds from the general investing public through its designated brokers (primarily ePlanning Securities), and uses those funds to make loans secured by deeds of trust on real estate located primarily in California. The Fund’s operations are managed by its fund manager, Lakeside Financial Group, Inc. The Manager does not own a membership interest in the Fund.

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

During the period covered by this report the Fund made the following sales of unregistered securities, to various investors meeting the Fund’s investor suitability standards, on the terms described above:

Date of Sale	Units Sold	Purchase Price
01/16/07	29,145.10	$2,914,509.87
02/02/07	6,400.71	$640,071.00
02/13/07	930.40	$93,040.00
02/26/07	5,377.95	$537,795.42
03/05/07	3,584.35	$358,435.03
03/12/07	1,657.87	$165,787.16
03/27/07	2,588.48	$258,848.43
04/17/07	1,264.49	$126,449.80
04/27/07	1,500.00	$150,000.00
05/01/07	372.50	$37,250.00
05/04/07	1,294.12	$129,411.97
05/18/07	1,750.00	$175,000.00
06/04/07	2,308.00	$230,800.00
06/18/07	1,564.00	$156,400.00

01/04/07 (reinvestment)	679.38	$67,937.94
02/05/07 (reinvestment)	614.32	$61,432.37
03/05/07 (reinvestment)	804.58	$80,457.75
04/05/07 (reinvestment)	840.14	$84,014.01
05/04/07 (reinvestment)	857.67	$85,767.30
06/04/07 (reinvestment)	917.01	$91,700.93

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Fund has held no regularly scheduled, called or special meetings of members during the reporting period.

Item 5.Other Information

None.

Item 6.Exhibits

Exhibit No.	Description

2.1.*	Articles of Organization
3.1.*	Operating Agreement of Lakeside Mortgage Fund, LLC
6.1.*	Broker/Dealer Agreement
6.2.*	Amendment No. 1 to Broker Dealer Agreement
6.3.**	Amendment No. 2 to Broker Dealer Agreement
12.1.**	Offering Circular dated January 17, 2007
31.1.	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2.	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1.	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2.	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

* Incorporated by reference to the Fund’s Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on August 6, 2004.

** Incorporated by reference to the Fund’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKESIDE MORTGAGE FUND, LLC,
A California Limited Liability Company

	By:	Lakeside Financial Group, Inc.,
Manager

Date: August 13, 2007		By:	/S/ William F. Webster
William F. Webster, President