Form 10QSB
period 2007-09-30
LAKESIDE MORTGAGE FUND LLC
filed 2007-11-14
CIK 1299919

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Item 1.  Financial Statements and Notes

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Balance Sheet (Unaudited)
September 30, 2007

ASSETS

Cash and cash equivalents	$901,431
Loan interest reserve (restricted)	431,041
Accrued interest receivable	141,364
Notes receivable - related parties	1,924,390
Notes receivable - non related parties	16,479,057
Other assets - real estate held for sale	2,225,634
Allowance for losses on loans and real estate held for sale	(181,000)

TOTAL ASSETS	$21,921,917

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and other current liabilities	$72,951
Uninvested subscriptions	26,625
Deferred interest on notes receivable	431,041

Total liabilities	530,617

Members' equity
Members' contributions, net	21,371,962
Retained earnings	19,338

Total members' equity	21,391,300

TOTAL LIABILITIES AND MEMBERS' EQUITY	$21,921,917

see accompanying notes

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Statements of Income (Unaudited)
For the periods ended September 30,

	2007		2006
	July - Sept	Jan - Sept	July - Sept	Jan - Sept
Revenues
Interest income	$476,142	$1,429,193	$401,401	$1,093,231
Total revenues	476,142	1,429,193	$401,401	1,093,231

Operating Expenses
Professional fees - accounting and taxes	13,200	39,600	10,200	34,600
Advertising	1,500	7,500	11,750	13,250
Provision for losses on loans and real estate held for sale	65,489	151,489	676	59,710
Management fees	1,674	32,209	40,964	72,760
Permits fees and licenses	750	2,250	750	2,250
Printing	1,500	7,750	5,400	7,800
Legal	3,000	12,250	3,150	9,300
Trailer commissions	15,000	47,000	10,000	41,000
Conference and seminars	3,000	12,000	1,500	4,500
Other operating expenses	3,809	17,009	1,800	7,400
Taxes	22,450	37,693	450	1,350

Total operating expenses	131,372	366,750	86,640	253,920

Net income	$344,770	$1,062,443	$314,761	$839,311

see accompanying notes

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Statements of Cash Flows (Unaudited)
For the periods ended September 30,

	2007	2006

Cash Flows from Operating Activities:

Net income	$1,062,443	$839,311
Provision for losses on loans	151,489	59,710
Loss on sale of real estate held for sale	35,900	0
Accrued interest receivable	(98,723)	(126,349)
Loan interest reserves (restricted)	3,834	2,419
Accounts payable and other liabilities	(8,452)	61,834
Deferred interest on notes receivable	(3,834)	(2,419)

Change	1,142,657	834,506

Cash Flows from Investing Activities:

Investment in related party notes receivable, net	(1,200,000)	177,000
Notes receivable secured by real estate-non related parties:
Funding	(7,354,685)	(6,526,487)
Payoff	3,871,944	2,442,320
Payments related to real estate held for sale	(122,882)	0
Change	(4,805,623)	(3,907,167)

Cash Flows from Financing Activities:

Members' contributions	3,502,841	3,983,371
Members' withdrawals	(1,224,324)	(293,495)
Costs incurred in raising capital and commissions, net	(263,268)	(195,184)
Distributions to members	(1,144,447)	(282,419)

Change	870,802	3,212,273

Net Change in Cash during the Period	(2,792,164)	139,612

Cash in Bank, Beginning of Period	3,693,595	1,338,972

Cash in Bank, End of Period	$901,431	$1,478,584

see accompanying notes

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
September 30, 2007

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

The accompanying unaudited condensed financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Fund’s Manager, these unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Fund at September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2007. Please refer to the Fund’s 2006 Annual Report on Form 10-KSB for the complete financial statements for the period ended December 31, 2006.

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

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
September 30, 2007

Distributions
Cash available for distribution is the net income during the calendar month using the accrual method of accounting and in accordance with U.S. GAAP. The Fund provides monthly statements of account to members and distributes or reinvests amounts equal to the members’ proportionate share of the Fund’s net income during such month. The Manager is required to distribute funds only to the extent that funds are available.

Withdrawals
Fund members are allowed to withdraw from the Fund and receive a return of the amount in their capital accounts only after 12 months from the date of admission into the Fund (“Holding Period”). Members must give a 60-day written notice prior to withdrawing, and payments to any withdrawing member are limited to $25,000 per quarter. Total withdrawals from the Fund during a calendar year are limited to 10% of the total Fund capital accounts outstanding at the beginning of such calendar year. After the Holding Period, members may withdraw and receive a return of their capital accounts subject to the availability of cash in the Fund, and subject to the following penalties for early withdrawal pursuant to the terms of the operating agreement: (i) 3% of withdrawal amount within the first year following the Holding Period; (ii) 2% of withdrawal amount within the second year following the Holding Period; and (iii) 1% of withdrawal amount within the third year following the Holding Period. Aggregate withdrawals among all members may not exceed 10% of the Fund’s total capital for any calendar year. The Fund does not maintain a reserve for withdrawing members. The Fund’s capacity to return a withdrawing member’s capital account is limited by the availability of cash on hand after payment of expenses and provision for maintaining adequate reserves, in the discretion of the Manager.

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
September 30, 2007

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
September 30, 2007

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

(g)	Allowance for Losses on Loans and Real Estate Held for Sale
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

The following shows the activities in the allowance for loans and real estate held for sale during the 9-month period ended September 30, 2007:

Balance, December 31, 2006	$110,000
Write off of allowance for losses on loans and real estate held for sale	(80,489)
Provision for losses on loans and real estate held for sale	151,489

Balance, September 30, 2007	$181,000

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
September 30, 2007

(h)	Real Estate Held for Sale
Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

(i)	Loan Interest Reserve
The Fund often requires borrowers to set up interest reserve accounts from which monthly payments of interest are made. The interest reserve is deposited into a separate bank account in the name of the Fund, designated specifically as interest reserve on loans issued by the Fund. At the end of the month, the Fund draws the calculated monthly interest on outstanding loans from the interest reserve account and transfers such amount into the general operating account of the Fund as part of the distributable fund available for monthly disbursement to the members. The equivalent unearned amount is recorded as deferred interest in the liabilities section of the balance sheet. As of September 30, 2007, the loan interest reserve and deferred interest were $431,041.

(j)	Contra-Equity Accounts: Offering Costs and Commissions Incurred in Connection with Raising of Capital

Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees and broker’s commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees paid by the Fund currently range from 2.5% to 6.5%. The brokers are also entitled to receive “trailer commissions” equivalent to 1.0% of the average daily invested capital at the yearly anniversary of the invested funds. The initial marketing/broker’s fees are capitalized in accordance with US GAAP, pursuant to the AICPA’s Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Subsequent payments of trailer commissions however are treated as period costs and charged to current earnings of the Fund. As such, the initial marketing/broker’s fees are included in the balance sheet under the caption heading “Members’ contributions, net” while the trailer commissions are shown in the statement of operations, when incurred. The Fund has capitalized $15,252 of syndication costs and brokers’ fees during the quarter ended September 30, 2007.

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

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
September 30, 2007

As of September 30, 2007, the amount of uninvested funds in the subscription account was $26,625.

(l)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b)	Secured loans had a carrying value of $18,166,447 at September 30, 2007, which is substantially equivalent to its fair value.

(m)	Recent accounting pronouncements

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

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Fund’s financial statements issued for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 157 on the Fund’s financial condition and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Liabilities (SFAS 159), which allows entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Fund’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Fund’s financial condition and results of operations.

On July 13, 2006, the FASB released FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax laws may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Fund adopted FIN 48 in the first quarter of 2007. The adoption of FIN 48 did not have an impact on the Fund’s financial condition and results of operations.

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

Note 3 -  Loans Secured by Trust Deeds

At September 30, 2007, the Fund held the following types of mortgages:

Commercial	$4,192,390
Construction	4,577,870
Unimproved Land	9,633,187

Total	$18,403,447

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
September 30, 2007

First Mortgages	$13,373,556
Second Mortgages	5,029,891

Total	$18,403,447

Scheduled maturities of loans secured by trust deeds as of September 30, 2007 and the interest sensitivity of such loans are as follows:

Fixed
Interest
Rate
Year Ending December 31:
2007	$7,677,286
2008	10,043,161
2009	683,000

Total	$18,403,447

Of the thirteen (13) loans scheduled to mature in 2007, seven ($3,694,974) have matured as of September 30, 2007. All of these loans are now in default. It is the Fund’s experience that loans can often be refinanced or repaid after the maturity date. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts. These matured loans are in the process of negotiation for refinancing or extension. Occasionally, the Fund allows borrowers to continue to make interest payments on loans past their maturity dates. The loans appear to be adequately covered by the fair values of the underlying collateral, and the Fund does not expect to suffer significant losses in the case of any of these loans.

Accrued interest receivable on these matured loans amounted to $45,989 as of September 30, 2007. The Fund stopped accruing interest on such matured loans after being delinquent for more than sixty (60) days. This amount is covered by the reserve for losses on loans. Subsequent collections of any delinquent interest will be recognized into income during the month the interests were collected.

The Fund has no variable interest rate loans at September 30, 2007.

At September 30, 2007, 98.78% of the Fund’s loans receivable was collateralized by properties located in California.

At September 30, 2007, the Fund’s loan portfolio consisted of twenty six (26) real estate loans to unrelated parties totaling $16,479,057, and three (3) loans receivable from related parties amounting to $1,924,390. These debt securities are all secured by deeds of trust.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
September 30, 2007

1.	Loan 200410 amounting to $930,333 due in monthly installments of $9,223 interest only at 12.00% maturing on June 14, 2007. This loan is secured by a second trust deed on the underlying property.
2.
Loan 200409 amounting to $450,000, due in monthly installments of $4,088 interest only at 10.90% maturing on August 31, 2008. The loan was partially paid off on August 31, 2007 for $ 339,524. This loan is secured by a first trust deed on the underlying property.

3.	Loan 200502 amounting to $470,737, due in monthly installments of $4,276 interest only at 10.90% maturing on January 18, 2008. This loan is secured by a first trust deed on the underlying property.
4.	Loan 200504 amounting to $802,800 due in monthly installments of $8,028 interest only at 12.00% maturing on September 8, 2006. This loan is secured by a second trust deed on the underlying property.
5.	Loan 200507 amounting to $242,000 due in monthly installments of $2,420 interest only at 12.00% maturing on June 25, 2007. This loan is secured by a second trust deed on the underlying property.
6.	Loan 200510 amounting to $424,128 due in monthly installments of $4,241 interest only at 12.00% maturing on August 8, 2007. This loan is secured by a second trust deed on the underlying property.
7.	Loan 200511 amounting to $496,728 due in monthly installments of $4,967 interest only at 12.00% maturing on March 15, 2008. This loan is secured by a first trust deed on the underlying property.
8.	Loan 200601 amounting to $552,000 due in monthly installments of $5,014 interest only at 10.90% maturing on January 11, 2008. This loan is secured by a first trust deed on the underlying property.
9.	Loan 200602 amounting to $589,473 due in monthly installments of $5,895 interest only at 12% maturing on January 30, 2007. This loan is secured by a first trust deed on the underlying property.
10.	Loan 200603 amounting to $2,280,000 due in monthly installments of $22,800 interest only at 12% maturing on November 2, 2007. This loan is secured by a first trust deed on the underlying property.
11.	Loan 200606 amounting to $320,000 due in monthly installments of $3,173 interest only at 11.90% maturing on November 25, 2007. This loan is secured by a first trust deed on the underlying property.
12.	Loan 200607 amounting to $525,000 due in monthly installments of $4,769 interest only at 10.90% maturing on December 7, 2007. This loan is secured by a first trust deed on the underlying property.
13.	Loan 200608 amounting to $390,580 due in monthly installments of $3,873 interest only at 11.90% maturing on June 23, 2007. This loan is secured by a second trust deed on the underlying property.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
September 30, 2007

14.	Loan 200609 amounting to $345,000 due in monthly installments of $3,134 interest only at 10.90% maturing on June 27, 2008. This loan is secured by a first trust deed on the underlying property.
15.	Loan 200610 amounting to $315,660 due in monthly installments of $3,683 interest only at 14.00% maturing on July 3, 2007. This loan is secured by a second trust deed on the underlying property.
16.	Loan 200612 amounting to $570,000 due in monthly installments of $5,653 interest only at 11.90% maturing on August 30, 2008. This loan is secured by a first trust deed on the underlying property.
17.	Loan 200613 amounting to $400,000 due in monthly installments of $4,167 interest only at 12.50% maturing on October 4, 2008. This loan is secured by a first trust deed on the underlying property.
18.	Loan 200614 amounting to $276,099 due in monthly installments of $2,761 interest only at 12.00% maturing on October 17, 2007. This loan is secured by a first trust deed on the underlying property.
19.	Loan 200615 amounting to $1,100,000 due in monthly installments of $10,542 interest only at 11.50% maturing on October 20, 2008. This loan is secured by a first trust deed on the underlying property.
20.	Loan 200701 amounting to $1,900,000 due in monthly installments of $19,792 interest only at 12.50% maturing on January 11, 2008. This loan is secured by a first trust deed on the underlying property.
21.	Loan 200702 amounting to $551,108 due in monthly installments of $5,465 interest only at 11.90% maturing on March 2, 2008. This loan is secured by a first trust deed on the underlying property.
22.	Loan 200704 amounting to $683,000 due in monthly installments of $6,773 interest only at 11.90% maturing on June 4, 2009. This loan is secured by a first trust deed on the underlying property.
23.	Loan 200705 amounting to $190,645 due in monthly installments of $1,891 interest only at 11.90% maturing on July 13, 2008. This loan is secured by a first trust deed on the underlying property.
24.	Loan 200706 amounting to $1,085,000 due in monthly installments of $10,760 interest only at 11.90% maturing on August 17, 2008. This loan is secured by a first trust deed on the underlying property.
25.	Loan 200707 amounting to $783,290 due in monthly installments of $7,506 interest only at 11.50% maturing on September 6, 2008. This loan is secured by a first trust deed on the underlying property.
26.	Loan 200708 amounting to $ 145,000 due in monthly installments of $1,438 interest only at 11.90% maturing on September 21, 2008. This loan is secured by a first trust deed on the underlying property.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
September 30, 2007

27.	Loan 200703 amounting to $1,200,000 due in monthly installments of $11,900 interest only at 11.90% maturing on March 9, 2008. This loan is secured by a second trust deed on the underlying property
28.
Investment in 2003 Combined Note Participation amounting to $305,000, maturing on March 8, 2008. This amount was partially paid off by $ 80,610 on December 23, 2005. Interest is payable monthly at 12% per annum.

29.
Investment in participation notes issued by Mountain House Golf Course, LLC amounting to $500,000 and maturing in December 2008. Interest is payable monthly at an effective rate of approximately 11.00% per annum.

Note 4 - Related Party Transactions

Loans Secured by Trust Deeds
The Fund may invest up to 20% of its total assets in loans to affiliated entities. On September 30, 2007, the Fund had an interest in three (3) loans issued by affiliated entities. One loan is a participation interest in five separate promissory notes. The loan is carried at cost and earns interest at 12% per year. The loan matures in March 2008. The loan does have an option for early withdrawal. A portion of the combined notes was partially paid off ($80,610) on December 23, 2005. The second participation loan matures in December 2008 and bears an effective interest of 11% per annum. Accrued interest receivable on this note ($22,932) has been delinquent for six (6) months but management believes that this amount will be collected upon sale or refinancing of the underlying assets of the affiliate. The third note represents a 2-year, fixed rate loan (at 11.90%) that is collateralized by a second trust deed on a commercial office building. For the quarters ended September 30, 2007 and 2006, the Fund recognized interest income on loans to related parties amounting to $54,578 (YTD: $135,036) and $20,629 (YTD: $70,256), respectively.

As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of September 30, 2007, the Fund is in compliance with this restriction.

Contra Equity Costs
During the quarter ended September 30, 2007 the Fund incurred no additional cost in connection with the offering of units of membership interest in the Fund. Such expenditures consisted primarily of the initial accounting and filing costs relating to the registration and have been treated as syndication costs as contemplated in the AICPA’s Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Accordingly, these costs are treated as reduction of paid in capital.

The Fund paid commissions to securities brokers in connection with the sale of membership interests by the Fund. The commission rate ranged from 2.5% to 6.5% of the gross sales proceeds from the sale of units of the Fund. The total amount of net brokers’ commissions paid during the quarters ended September 30, 2007 and 2006 were $15,252 and $37,540, respectively. These costs are recorded as “Costs incurred in raising capital” and included in the balance sheet under the heading “Members’ contributions, net”.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
September 30, 2007

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

Broker’s Commissions on Invested Funds
The Fund has retained the services of securities broker/dealers to sell units of membership interest in the Fund. One such broker/dealer is ePlanning Securities, Inc., which is affiliated with the Manager. Certain shareholders of the Manager (who are not members of the Fund) are also shareholders and/or directors of ePlanning. ePlanning sold membership units of the Fund to its client-investors during the quarters ended September 30, 2007 and 2006 amounting to $414,897 and $1,089,376 of which it realized commissions totaling $15,252 and $37,540, respectively. The brokers do not earn a commission until funds are transferred from the subscription account to members’ equity, at which time the funds become contributed capital of the Fund.

Management and servicing fees
The Manager earned $1,674 (YTD: $32,209) and $40,964 ($72,760) during the quarters ended September 30, 2007 and 2006, respectively, representing management and servicing fees it was entitled to receive from the Fund. The Manager waived $161,541 of such fees during the quarter ended September 30, 2007.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
September 30, 2007

Note 5 - Real Estate Held for Sale

The Fund foreclosed on three (3) trust deed loans ($850,000, $928,220 and $ 260,000) that went in default in April, May and August 2007, respectively and the Fund acquired the underlying collaterals through foreclosure proceedings. The first foreclosed property ($850,000) is currently listed for sale. The second foreclosed property ($ 928,220) represents a construction loan to build two (2) residential homes in Marina, California. At the time the borrower defaulted on the loan, the homes were still under construction. The Company has hired a general contractor to finish the project. To date, the Company has paid an additional $122,882 towards construction cost. The third property was taken by the Company subject to an existing deed of trust, and the Company has disbursed a total of $64,532 to the holder of that trust deed as of September 30, 2007. The Fund recognized a provision for losses against these three (3) REOs amounting to $65,000 during the quarter ended September 30, 2007.

Note 6 -  Concentrations

Notes receivable - non related parties
Six (6) loans totaling $3,485,462 were made to separate entities controlled by the same person. The various borrowing entities were organized for different purposes, and own real properties in various places in California, mostly in the Central Valley. These loans represent 18.9% of the total loan portfolio and 11% of total interest income. The loans appear to be adequately collateralized by the underlying real estate properties, and are personally guaranteed by the controlling person.

Commitments and contingencies
The Fund has outstanding loan commitments on five (5) construction loans totaling $1,863,370 which was undisbursed at September 30, 2007.

Workout agreements
The Fund periodically negotiates various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Fund is not obligated to fund additional money as of September 30, 2007. As of September 30, 2007, there were seven (7) loans totaling $3,694,974 under workout negotiations.

Legal proceedings
The Fund is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect on the financial position of the Fund.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
September 30, 2007

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

As of September 30, 2007, the Fund was in compliance with all applicable federal and state securities laws.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

As of September 30, 2007, we have sold a total of 245,111.40 Units, at $100 per Unit, for a total of $24,511,140. As of September 30, 2007, Fund members electing to reinvest their monthly income distributions have reinvested $2,019,767 back into the Fund. After deducting for broker commissions and offering expenses ($1,028,306), the net proceeds to the Fund from these sales (which includes reinvestment of earnings) have been $23,482,834. Members withdrew a total of $2,110,872 through the period ended September 30, 2007. As of September 30, 2007, the Fund has $18,403,447 invested in commercial mortgage loans, with the remainder in the form of cash and other assets. As of September 30, 2007, the Fund has 390 members.

To compare this with how the Fund was doing during the same period last year, as of September 30, 2006 we had sold a total of 152,092.95 Units, for a total of $15,209,295. Reinvested funds amounted to $1,105,420. After deducting for broker commissions and offering expenses ($727,352), the net proceeds to the Fund from these sales were $15,587,363. Members withdrew a total of $ 803,015 through the period ended September 30, 2006. The Fund had $13,538,981invested in commercial mortgage loans, with the remainder in the form of cash and other assets. As of September 30, 2006, the Fund had 348 members.

Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees, and broker’s commissions paid to an outside brokerage firm, are treated as contra-equity accounts. The fees are currently 4.5% (4% commission, 0.5% marketing fee). Brokers are also entitled to receive “trailer commissions,” equivalent to 1.0% of the average daily balance of invested capital for each investor. These are received following each anniversary of the investor’s initial investment. As of September 30, 2007, the Fund has capitalized $1,028,306 of syndication costs and brokers’ commissions since inception.

During the next twelve months, the Fund will continue to be managed by Lakeside Financial Group, Inc., which will continue to underwrite and select loans for the Fund to invest in, as well as short term investments for cash between loans. The Fund will continue to raise capital with its intrastate offering under a permit from the California Department of Corporations. It is anticipated that, at some point in the future, we will offer the units of membership interest in additional states through a registered public offering, but this is not anticipated to occur within the next twelve months. The Manager will continue to manage the Fund as described in the Fund’s Operating Agreement. The Fund will continue to pay the Manager, on a monthly basis, a management fee (annualized at 2.75% of gross assets under management) and loan servicing fee (annualized at 0.25% of loan principal amounts) to the extent these fees are not waived by the Manager. During the quarter ended September 30, 2007, the Manager accepted $1,674 in management fees and waived a total of $161,541 of these fees.

During the next 12 months the Fund will continue to raise capital through the sale of membership interests and invest that capital in commercial real estate loans. The Fund does not expect to make any significant plant or equipment purchases or sales in the next 12 months. The Fund has no off-balance sheet arrangements.

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, the Fund carried out an evaluation, under the supervision and with the participation of the Manager’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. The Fund’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Fund’s disclosure control objectives. The Manager’s Principal Executive Officer and Acting Principal Financial Officer have concluded that the Fund’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Fund reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB. In connection with the evaluation of the Fund’s internal controls during the Fund’s third fiscal quarter ended September 30, 2007, the Manager’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Fund’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Fund’s internal controls over financial reporting. The Fund receives subscriptions/investment funds from the general investing public through its designated brokers (primarily ePlanning Securities), and uses those funds to make loans secured by deeds of trust on real estate located primarily in California. The Fund’s operations are managed by its fund manager, Lakeside Financial Group, Inc. The Manager does not own a membership interest in the Fund.

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

During the period covered by this report the Fund made the following sales of unregistered securities, to various investors meeting the Fund’s investor suitability standards, on the terms described above:

Date of Sale	Units Sold	Purchase Price
01/16/07	29,145.10	$2,914,509.87
02/02/07	6,400.71	$640,071.00
02/13/07	930.40	$93,040.00
02/26/07	5,377.95	$537,795.42
03/05/07	3,584.35	$358,435.03
03/12/07	1,657.87	$165,787.16
03/27/07	2,588.48	$258,848.43
04/17/07	1,264.49	$126,449.80
04/27/07	1,500.00	$150,000.00

05/01/07	372.50	$37,250.00
05/04/07	1,294.12	$129,411.97
05/18/07	1,750.00	$175,000.00
06/04/07	2,308.00	$230,800.00
06/18/07	1,564.00	$156,400.00
07/12/07	986.11	$98,610.81
08/10/07	721.51	$72,151.22
08/21/07	1,765.56	$176,556.54
09/14/07	504.60	$50,459.81
09/28/07	171.19	$17,118.75

01/04/07 (reinvestment)	679.38	$67,937.94
02/05/07 (reinvestment)	614.32	$61,432.37
03/05/07 (reinvestment)	804.58	$80,457.75
04/05/07 (reinvestment)	840.14	$84,014.01
05/04/07 (reinvestment)	857.67	$85,767.30
06/04/07 (reinvestment)	917.01	$91,700.93
07/05/07 (reinvestment)	871.79	$87,178.84
07/31/07 (reinvestment)	793.30	$79,330.19
08/31/07 (reinvestment)	736.33	$73,633.47

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

LAKESIDE MORTGAGE FUND, LLC, A California Limited Liability Company

By:	Lakeside Financial Group, Inc.,
Manager

Date: November 14, 2007	By: /S/ James S. Koenig
James S. Koenig, President