Form 10KSB
period 2007-12-31
LAKESIDE MORTGAGE FUND LLC
filed 2008-04-07
CIK 1299919

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K-SB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934

For the period ended December 31, 2007

Commission file number 000-50893

LAKESIDE MORTGAGE FUND, LLC
(Name of Small Business Issuer in its Charter)

California	52-2387294
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1738 Yuba Street,
Redding, California	96001
(Address of Principal Executive Office)	(ZipCode)

(530) 226-5850
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Act:
Membership Interests
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $ 1,851,840.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold ($100 per unit), was approximately $ 21,339,283 on December 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☒; No ☐

TABLE OF CONTENTS

PART I (Alternative 2)

Item 1	Description of Business	3
Item 2	Description of Property	27
Item 3	Directors, Executive Officers and Significant Employees	28
Item 4	Remuneration of Directors and Officers	30
Item 5	Security Ownership of Management and Certain Securityholders	30
Item 6	Interest of Management and Others in Certain Transactions	31

PART II

Item 1	Market Price of and Dividends on the Registrant’s Common Equity and Other Shareholder Matters	32
Item 2	Description of Exhibits	32
Item 3	Changes in and Disagreements with Accountants	32
Item 4	Submission of Matters to a Vote of Security Holders	32
Item 5	Compliance with Section 16(a) of the Exchange Act	32

PART F/S
	Audit certificate	33
	Financial Statements	34

PART III

Item 1	Index to Exhibits	50
Item 2	Description of Exhibits	50

SIGNATURES		51
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains “forward-looking statements” relating to Lakeside Mortgage Fund, LLC (the “Company” or the “Fund”), which represent the Fund’s current expectations or beliefs including, but not limited to, statements concerning the Fund’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Fund to continue its growth strategy and competition, certain of which are beyond the Fund’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

A. General Overview. The Registrant is Lakeside Mortgage Fund, LLC (referred to herein as the “Company”, or the “Fund”, “we” or “us”), a California limited liability company whose manager is Lakeside Financial Group, Inc., a California corporation (the “Manager”). We have been organized for the purpose of making or investing in loans secured by deeds of trust encumbering California real estate, and, to a limited extent, real estate located in other states. We filed our Articles of Organization on December 4, 2002. We conducted no business, other than organizational, planning and registration activities, until September of 2003, which is the first time we took in capital contributions from investors, and invested those funds in commercial mortgage loans and other temporary investments such as short-term commercial paper. Prior to that, the Company worked on raising capital and holding the invested amounts in trust for investors prior to meeting its offering minimum of $500,000 in September of 2003, at which time the proceeds from the minimum offering was transferred to the Company’s funds available for investment in loans.

The Company’s business strategy is to generate current income by investing in mortgage loans. We make loans to owners and developers of real property who seek an alternative from traditional mortgage lenders for their financing needs. Factors which can cause such borrowers to seek a financing alternative usually involve perceived credit risks based on traditional credit evaluations and underwriting standards, and the length of time required by conventional mortgage lenders such as commercial banks to underwrite such loans. The Company focuses its underwriting review on the value of the collateral securing the loan, and seeks to underwrite such loans in far less time than conventional lenders. In return for making our loans to borrowers with higher credit risk, and for expeditious underwriting of such loans, we receive a higher interest rate on our loans than would be charged by conventional lenders.

The Company raises capital for its lending activities by selling equity interests, in the form of membership interests, to investors. The Company is currently offering its membership interests, in the form of Units of Membership Interest (“Units”), in an intrastate offering to California residents only. The Company is offering 500,000 Units, at a price of $100 per Unit, with a minimum investment per investor of 20 Units ($2,000), for a total offering amount of $50,000,000. The Company began offering the Units on February 24, 2003, and, as of December 31, 2007, has raised $25,113,403.

The offering of Units is exempt from registration under federal securities laws pursuant to Section 3(a)(11) of the Securities Act of 1933, as amended, and Rule 147 promulgated thereunder. Pursuant to California securities laws, the Company is offering the Units pursuant to a permit issued by the California Department of Corporations, originally issued on February 24, 2003, and renewed annually, with the most recent renewal dated February 29, 2008. (See, “III. The Offering of Membership Interests”)

Purchasers of Units become Members of the Company. From net income earned by the Company, Members receive monthly distributions of cash, or they may opt to reinvest their distributions back into the Company for more Units. Distribution amounts are based on amounts earned by the Company and the percentage interests of the Members. The rights and duties of Members are set forth in the Operating Agreement of the Company. Members do not engage in the management of the Company, but certain events (dissolution of the Company, amendment of the Operating Agreement, merger of the Company with another entity, and removal of the Manager) require the approval of a majority interests of the Members. (See, “V. Summary of Operating Agreement” for a description of the Operating Agreement and the rights and the duties of the Members.)

Investors’ funds are placed initially in a non-interest-bearing subscription account. Within 60 days of being placed in the subscription account, the funds are then transferred to the capital of the Company and the investor becomes a Member. This transfer occurs at the discretion of the Manager, usually at a time that the Company needs additional capital to fund a loan. Investors are notified of these transfers in the monthly statements which each investor receives from the time their investment is placed in the subscription account. Upon becoming a Member, the investor normally begins receiving monthly distributions from the Company, if funds are available for such distribution. The amount of the distribution is based on the net income generated by the Company from all sources, which include real estate loans and other temporary investments such as short term commercial paper.

The Company is managed solely by the Manager. The Manager does not hold a membership interest in the Company. The Manager is entitled to receive a monthly management fee from the Company (equal to 2.75% of gross assets under management per year), payment of which has been partially waived periodically in order to improve the yield of the Fund to its Members, and a mortgage loan servicing fee (equal to .25% of the total unpaid principal balance of each loan serviced per year). Additionally, the Manager acts as the broker between borrowers and the Company, and earns brokerage fees for loan transactions (typically 3% to 4%), as well as loan document preparation fees, with these fees paid by the borrower and not the Company. For a description of the duties of the Manager, and how the Manager performs its functions, see, “IV. The Manager.”

B. Results of Operations. The Company was issued its permit to offer and sell its Units by the California Department of Corporations, on February 24, 2003. That original permit provided for a maximum offering amount of $25,000,000 and a minimum offering amount of $500,000. We reached the minimum amount and contributed the investor funds to the capital of the Company, on September 26, 2003. On December 20, 2006, the permit was amended to increase the maximum offering amount to $50,000,000, and as of December 31, 2007, the Company had sold a total of 251,134 units for a total of $ 25,113,403.

On December 31, 2007, the Company had net Members’ contributions of $21,434,879, and twenty-eight (28) loans totaling $18,786,848, and four (4) real estate owned properties amounting to $4,328,871, with the rest of the capital in the form of cash and other current assets.

As of December 31, 2007, the Company was invested in the following twenty-eight outstanding loans:

Loan No.	Principal		Interest	Location of Collateral

200302	$224,390		12.0%	VA, NC, and SC
200409	$110,476		10.9%	Yuba City, CA
200410	$978,000		12.0%	Galt, CA
200412	$500,000		09.0%	Mountain House, CA
200502	$470,737		10.9%	Madera, CA
200504	$802,800		12.0%	Stockton, CA
200507	$257,375		12.0%	Los Banos, CA
200510	$455,042		12.0%	Los Banos, CA
200511	$549,240		12.0%	Homeland, CA
200601	$552,000		10.9%	Madera, CA
200602	$589,473		12.0%	Stockton, CA
200603	$2,780,000		12.0%	Novato, CA
200608	$525,000		10.9%	San Francisco, CA
200609	$390,580		11.9%	Desert Hot Springs, CA
200609.1	$345,000		10.9%	Burney, CA
200612	$570,000		11.9%	Richmond, CA
200613	$400,000		12.5%	Le Grand, CA
200614	$380,000	(const)	12.0%	Arnold, CA
200615	$1,100,000		11.5%	Rio Vista, CA
200701	$1,900,000		12.5%	Butte County, CA
200702	$737,000	(const)	11.9%	Lake Almanor, CA
200703	$1,200,000		11.9%	Redding, CA
200704	$683,000		11.9%	Cottonwood, CA
200705	$1,265,000	(const)	11.9%	Venice, CA
200706	$1,085,000		11.9%	Diamond Springs, CA
200707	$1,200,000	(const)	11.5%	Modesto, CA
200708	$145,000		11.9%	Roseville, CA
200709	$411,000	(const)	15.0%	Byron, CA

Twenty four (24) of these loans are made to non related entities ($16,650,630). Of the above loans, six (6) have matured and remained unpaid at the end of 2007 ($3,473,270). Interest receivable on matured loans amounted to $45,189 at December 31, 2007. In addition to the matured loans, six (6) loans ($2,579,064) were in default at the end of 2007 for non-payment of interest amounting to $24,087. The Fund generally stops accruing interest on loans when they become doubtful of collection (generally, default in interest payments for over 60 days). Non-accrual interests on loans in default ranged between 3-15 months; one loan that had matured as of December 31, 2007 was subsequently paid off in January, 2008 and another loan with past due interest was subsequently re-instated by the borrower under a 3-month payment plan for past due interest, including penalties and default interest. The Manager has pursued the collection or re-structuring of these loans and related interest receivables, either through extensions or partial pay downs. When such default interest is collected, it is applied first to any outstanding accrued interest receivables and the balance recognized into income during the period it was collected.

It has been the Manager’s experience that loans can sometimes be refinanced or repaid before or after the maturity date. Occasionally, the Fund allows borrowers to continue to make the payments on loans past maturity for periods of time. Such loans are believed to be covered by the fair market values of the underlying real estate properties, and the Fund does not anticipate that it will incur significant losses in cases of these loans; however for accounting purposes, the Company recognized a reserve for loan losses amounting to $187,512 at December 31, 2007.

Four (4) loans have been foreclosed during 2007 when the Borrowers failed to pay off the loans at maturity. The real estate owned (“REOs”) properties are valued at the lower of the estimated net realizable values and carrying costs of the REOs ($4,328,871). One (1) loan was a construction loan where the underlying collateral consisted of construction of two-single family homes in the City of Marina, California. The borrower defaulted and the Company took over the unfinished project and hired a general contractor to finish the construction project. This involved the infusion of additional funds by the Company to finish the project (approximately $177,000). The homes are substantially complete and are currently listed for sale with a real estate broker operating in the Marina area. Two (2) of the loans that went into foreclosure were secured by senior indebtedness; hence the Company assumed the two senior notes ($1,675,000) at the time of foreclosure. The remaining property is a commercial real estate that was operated as an auto repair shop by the borrower. The REOs are listed for sale with real estate brokers operating in their respective areas. The Company believes that these properties can be sold within 1 year without material loss to the Company. The only carrying costs that the Company anticipates in connection with holding the properties are real estate property taxes and liability insurance. The taxes and insurance premiums are expensed when incurred. For accounting purposes, the Company recognized a reserve for losses amounting to $100,000 at December 31, 2007.

Of the four (4) related party loans (see “VII. Potential Conflicts of Interest -- C. Company Loans to Related Parties”), two (2) were in default at December 31, 2007 for non payment of interest ($37,436) for over 60 days. The Manager, through its Board of Directors, is presently developing plans to cure the default and consequently, bring these past due interest current. These (2) notes/investments are undivided interests in promissory notes which were originated through private placements. One of the notes ($224,390) was subsequently paid off in full in January 2008. The remaining two (2) notes were both originated in 2007 and are current in interest payments.

The Company began making monthly distributions to Members in November of 2003 and has continued such distributions through 2007. During the fiscal year ended December 31, 2007, the Company made the following distributions to its Members, most of whom have chosen to reinvest their distributions back into the Company (i.e. to compound their investment):

	Members	Total Amt.	Amount	Amount of	Annualized
Month	Rec. Dist.	Distributed	Compounded	Cash Dist.	Return
January ’07	366	$96,374	$61,432	$34,942	6.25%
February ’07	376	$126,201	$80,458	$45,743	8.10%
March ’07	385	$133,151	$85,552	$47,599	7.40%
April ’07	387	$137,401	$86,830	$50,571	7.75%
May ’07	387	$144,808	$91,701	$53,107	7.75%
June ’07	388	$138,835	$87,179	$51,656	7.75%
July ’07	387	$130,717	$79,330	$51,387	7.00%
August ’07	391	$124,772	$73,633	$51,139	6.62%
September ’07	391	$133,582	$77,142	$56,440	7.25%
October ’07	385	$115,636	$65,854	$49,782	6.15%
November ’07	386	$128,074	$71,735	$56,339	7.00%
December ’07	386	$114,260	$62,854	$51,406	6.00%

Year-to-date average	385	$126,984	$76,975	$50,009	7.09%

The Manager is entitled to certain management fees from the Company, which the Manager has waived, in whole or in part, in 2007 and prior years (See, “VI. The Manager - A. Compensation to Manager,” for a detailed explanation). If the Manager had not waived these fees during the above-mentioned period, the returns to investors would have been 3.00%, 5.45%, 3.77%, 5.53%, 5.67%, 3.71%, 4.62%, 4.51%, 0.64%, 3.17%, 5.29% and 3.45% for the respective periods from January 2007 through December 2007.

C. Twelve Month Plan of Operation. As of December 31, 2007, we have sold a total of 251,134 Units, at $100 per Unit, for a total of $25,113,403. After deducting for broker commissions and offering expenses, the net proceeds to the Company from these sales have been $24,122,086. The Company has $18,786,848 invested in commercial mortgage loans, with the remainder in the form of cash and/or other assets. As of December 31, 2007, the Company has 386 Members.

During the next twelve months, the Manager will continue to underwrite and select loans for the Company to invest in. The Company will continue to seek additional capital with its intrastate offering under the permit from the California Department of Corporations. The Manager will continue to manage the Company as described herein and in the Company’s Operating Agreement. (See, “IV. The Manager,” and see “V. Summary of the Operating Agreement” for a discussion of the Operating Agreement). The Company will continue to pay the Manager, on a monthly basis, a management fee (annualized at 2.75% of gross assets under management) and loan servicing fee (annualized at 0.25% of loan principal amounts) to the extent these fees are not waived by the Manager. The Manager accepted only a portion of these fees during 2007 (See, “IV. A. Compensation to the Manager”).

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

The housing market has continued to be weak. Although the Company does not make residential loans to consumers such as the subprime mortgages, many of our borrowers are involved in various stages of the development of residential real estate. The relatively weak housing market has resulted in a slowing of the repayment of many of the Company’s loans, requiring the Company to grant extensions on many of its loans, although the collateral for these loans appears to remain sound.

While the Fund does not arrange and does not service traditional “sub-prime” loans, recent media attention regarding the increased foreclosures of such loans and the resulting failure of many institutional lenders in the sub-prime lending industry has and will continue to increase some of the potential risks associated with an investment in Units and may have caused a recent increase in the average foreclosure rates of the Fund and other similarly situated brokers.

The term “sub-prime lending” generally refers to loans secured by owner-occupied residential properties made or arranged on behalf of lenders who are generally in the market of making such loans and selling such loans on the secondary market (“Sub-Prime Lenders”). Sub-prime loans differ from traditional institutional loans, which are often referred to as “prime loans” or “A-paper” loans (“Traditional Loans”), for two main reasons: (i) the credit score or “FICO score” required of the borrower to qualify for a loan is less than that required for Traditional Loans; and (ii) the amount of the loan compared to the value of the property securing the loan (i.e., the loan-to-value ratio) is, in most cases, significantly higher than Traditional Loans. While the creditworthiness of borrowers on sub-prime loans can be less than Traditional Loans, the underwriting of such loans nonetheless are credit based loans that rely very little on the equity held in the security property. With the steady rise of real estate values over the last ten years it became very common to see Sub-Prime Lenders offering loans with loan-to-value ratios of 100% (i.e., a loan equal to the value of the property securing the loan). Therefore, unless there is considerable appreciation in the value of the security property, sub-prime loans have a higher risk of loss upon default and foreclosure.

Loans made and arranged by the Fund are underwritten primarily on an asset basis rather than a credit basis. While the Fund may take certain steps to determine a borrower’s ability to repay the loan according to its terms, such considerations are subordinate to a determination that a borrower has sufficient equity in the security property to satisfy the maximum loan-to-value ratios described below in the section “Lending Standards and Policies”. The purpose of seeking to establish a comfortable ratio of the loan amount to fair market value is to avoid any diminution of the fair market value of the security property upon foreclosure that will exceed the borrower’s equity. There is no assurance on any loan that this objective will be met.

Nonetheless, asset based loans involve the various risks set forth herein. Additionally, the failure of the “sub-prime” market can affect the overall housing market and can increase many of these risks. These increased risks include: (i) an increased risk of non-availability of credit for the borrower to develop the property or refinance the secured note at maturity; (ii) an increased risk of foreclosures in the area surrounding the security property that would negatively affect the value of the property securing the loan (iii) increased constraints on consumer credit affecting the ability of borrowers to sell completed residential projects; (iv) increased risk of defaults by the borrower on other unrelated loans and their foreclosures and/or the diminution of the value of a completed project causing an abandonment of the project by the borrower.

II.	COMPANY LENDING STANDARDS AND POLICIES

A. General Standards for Mortgage Loans. The Company engages in the business of making loans secured by first and second deeds of trust that encumber real estate located primarily in California. We make loans for commercial purposes (See, “Types of Loans,” below), and we do not make residential loans to consumers. We also make construction loans and loans secured by leasehold interests in commercial real property. The Company’s loans are not insured or guaranteed by any governmental agency or private entity. The Company selects loans for investment pursuant to a set of guidelines set forth below, which guidelines are designed to set standards for the quality of the real property security given for the loans.

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

c. Construction Loans (Residential). We do not make residential loans to consumers. However, we will make construction loans to home builders, and builders of multi-unit residential facilities, who are building for commercial purposes (i.e., to sell or lease the residence). Our lending criteria generally are the same as for commercial construction loans.

d. Unimproved Property. We make loans secured by unimproved real property. The valuation of such property is much more speculative. Therefore, our loan to value ratio on such property generally does not exceed 50%.

2. Loan to Value Ratios.

Type of Property	Maximum Loan to Value Ratio
Commercial Property	80%
Construction Loan – Commercial	70%
Construction Loan – Residential	75%
Unimproved Land	50%

The amount of the Company’s loan, combined with the outstanding debt secured by any senior deed of trust on the security property, generally does not exceed the percentages stated above, based on the value of the security property as determined by written analysis or appraisal at the time the loan is made. This loan-to-value ratio may be increased if, in the discretion of the Manager, a given loan is supported by credit adequate to justify a higher loan-to-value ratio or if mortgage insurance is obtained. The foregoing loan-to-value ratios do not apply to purchase-money financing offered by the Company to sell any real estate owned (acquired through foreclosure) or to refinance an existing loan that is in default at the time of maturity. In such cases, the Manager is free to accept any reasonable financing terms that it deems to be in the best interests of the Company, in its sole discretion.

The Company obtains a valuation prepared by an independent third party for each security property on which it makes or invests in a mortgage loan (a “Market Value Analysis”). Although the majority of these have been, and will continue to be, full appraisals prepared by licensed appraisers, on certain loans (primarily in market areas with which the principals of the Manager have familiarity) the Company has relied on valuations prepared by independent third parties which do not contain the level of information of a full appraisal. Generally these are valuations prepared by licensed real estate professionals using standard appraisal techniques, such as market analysis valuation and income analysis valuation, but do not contain the extensive background information often associated with full appraisals. Although there may be some added risk associated with using other than a full appraisal, it is believed that this added risk is offset by the facts that: (i) any Market Value Analysis which we use will contain the essential information contained in a full appraisal, and (ii) avoiding the delay associated with a full appraisal is part of the reason the Company can charge the interest rates that it does. Because the Company generally makes short-term loans, we do not usually require updates of appraisals. The Company decides, on a case-by-case basis, whether to require updates on loans which have relatively longer terms. So far the Company has required the update of appraisals only in connection with term extensions.

The Market Value Analysis for construction loans is prepared on an “as completed” basis, i.e. assuming that the improvements for which the loan is obtained will be completed. The Market Value Analysis may also assume that all public improvements to be funded by special assessment district bonds will be completed as proposed and that the property will be marketed and sold in the manner planned by the borrower. In the case of a construction loan, the loan-to-value ratio as estimated in the Market Value Analysis and the budget for the project may temporarily exceed 70% at times during the term of the loan. This may occur because the Market Value Analysis is based upon the value of the property when construction is completed; however, during the course of construction, the value of the property may increase at a slightly different rate than the increase in the amount of the loan.

3. Priority of Mortgages. Our loans are secured primarily by first deeds of trust on California real properties, however the Company may invest in deeds of trust which are junior to one or more senior encumbrances, i.e., second or even third deeds of trust. As of December 31, 2007, the Company has outstanding 19 loans secured by first deeds of trust, and 9 loans secured by second deeds of trust. If a loan is secured by a first deed of trust, the deed of trust is senior to all other recorded monetary liens other than liens for taxes or the assessments of special assessment districts to fund streets, utilities or other public improvements. If a Loan is secured by a junior deed of trust (i.e., a second or third deed of trust) the obligations secured by the senior lien(s) must not be in default at the time of the loan closing; however, loan proceeds may be used to cure defaults under the senior lien(s). As of December 31, 2007, a total of $338,909 (loans: $223,217 and real estate owned properties: $115,692) have been used to cure senior loans in default. Loans may also be secured by one or more additional deeds of trust encumbering other property owned by the borrower or its affiliates where, in the Manager’s reasonable judgment, such cross-collateralization is necessary to meet the loan-to-value ratio requirements set forth above or to further enhance the security for the loan.

4. Geographic Area of Lending Activity. The Company limits lending activities primarily to deeds of trust on properties located in California, although the Company may make loans primarily secured by out of state properties and may take a security interest in property outside California as additional collateral for a Loan. The principal amount of loans secured by out of state properties will not exceed 20% of the Company’s loan portfolio.

5. Terms of Loans; Balloon Payments. The terms of Company loans vary based on the needs of the borrower and the decision of the Manager. Most Company loans generally have a term of between 6 months to two years, and provide for monthly payments of interest only, with a “balloon payment” at the end of the term. Other Company loans may have longer terms, but generally are not fully amortizing (i.e., the original principal amount of the loan will be repaid in equal monthly installments of principal and interest over the term).

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

7. Escrow Conditions. Company loans are funded through an escrow account handled by a qualified title insurance or escrow company or the Manager. The escrow agent is instructed not to disburse any funds until the following conditions are met:

(a) Satisfactory title insurance coverage is obtained for all loans, with the title insurance policy naming the Company as the insured and providing title insurance in an amount equal to the principal amount of the loan. Title insurance insures only the validity and priority of the Company’s deed of trust, and does not insure the Company against loss by reason of other causes, such as diminution in the value of the security property, over-appraisals, borrower’s defaults, etc. The Manager does not arrange for mortgage insurance, which would afford some protection against loss if the Company foreclosed on a loan and there was insufficient equity in the security property to repay all sums owed.

(b) Satisfactory fire and casualty insurance is obtained for all loans (or only casualty insurance in the event of a loan secured by unimproved land), which names the Company as loss payee in an amount equal to the principal amount of the Company’s loan. (See, “VI. Risk Factors - K. Uninsured Losses”)

(c) All loan documents (notes, deeds of trust, construction loan agreements etc.) and insurance policies must name the Company as payee and beneficiary or additional loss insured, as applicable. In the event the Company purchases loans, the Company receives assignments of all beneficial interest in any documents related to each Loan so purchased. Company investments in Loans are not held in the name of the Manager or any other nominee.

8. Loans to Related Parties. The Company may make or invest in loans to persons or entities that are affiliated with the Manager or its shareholders. Such loans: (i) will not exceed 20% of total Company assets; (ii) must not be more favorable to the borrower than similar loans negotiated at arm’s-length; and (iii) must be repurchased by the Manager if the loan is in default more than 30 days. Such loans, if made, may involve significant conflicts of interest. The last of the three requirements for such loans is in recognition of the fact that, if the loan in default is to a party affiliated with the Manager, and the Company is dependent on the Manager to assert its rights with respect to the loan. The duty of the Manager to purchase the loan in default is an unsecured obligation of the Manager. As of December 31, 2007, of the four (4) related party loans, two (2) were in default for non payment of interest ($37,436) for over 60 days. The Manager, through its Board of Directors, is presently developing plans to cure the default and consequently, bring these past due interest current. These two (2) notes are undivided interests in promissory notes which were originated through private placements. One of the notes ($224,390) was subsequently paid off in full in January 2008. The remaining two (2) notes were both originated in 2007 and are current in interest payments.

9. Loan Diversification. No Company loan (or Company interest in a loan) will exceed the greater of: (i) $5,000,000; or (ii) 20% of total Company capital at the time of the loan. Six (6) loans totaling $ 3,631,930 have been made to separate entities controlled by the same person. Each of the various borrowing entities is an independent entity organized for a specific project, and the various entities own real property in various places around California, mostly in the Central Valley. At December 31, 2007, these loans represented 19% of the Fund’s total loan portfolio. These loans were in default for non payment of interest ranging from 3-15 months. Five (5) of the loans matured but remained outstanding at the end of the year. All six (6) loans are collateralized by the underlying real estate properties, and are personally guaranteed by the controlling person.

10. Reserve Fund. A contingency reserve fund may be retained for the purpose of covering unexpected cash needs of the Company, if the Manager believes it to be in the best interests of the Company. The amount of this reserve fund, if any, is established by the Manager. This reserve fund may be held in cash, bank accounts, certificates of deposit, money market accounts, short-term bankers acceptances, publicly traded bond funds or other liquid assets. Among the purposes of the fund are the following: (i) provision for regular expenses incurred by the Company such as accounting and legal expenses associated with being a reporting company under the Securities Exchange Act, and (ii) provision for losses due to nonperforming loans. The creation of this reserve will involve diverting funds that would otherwise be available for distribution to Members, and will necessarily have the effect of decreasing such distributions.

B. Credit Evaluations. The Manager may consider the income level and general creditworthiness of a borrower, and any guarantor, to determine a borrower’s ability to repay the Company loan according to its terms, but such considerations are subordinate to a determination that a borrower has sufficient equity in the security property to satisfy the loan-to-value ratios described above. Therefore, the Company may make loans to borrowers who are in default on certain obligations (e.g., to consolidate their debts) or who do not have sources of income that would be sufficient to qualify for loans from other lenders such as banks or savings and loan associations.

C. Loan Servicing. It is anticipated that all Company loans will be “serviced” (i.e., loan payments will be collected and other administrative services performed) by the Manager, who will also act as a mortgage broker in the initial placement of Company loans. The Manager will be compensated by the Company for such loan servicing activities, but compensated by borrowers for the initial placement of Company loans. (See, “IV. The Manager - A. Compensation to Manager”)

With many of the Company’s loans, the Manager will require the borrower to provide an interest reserve, which will be either financed as part of the loan amount or provided independently by the borrower, and will be held by the Manager and used to pay the monthly interest on the loan. In other cases the borrower will be required to make monthly interest payments which will involve mailing their checks or money orders to the Manager for deposit in the Company’s account.

In servicing a construction loan, the Manager may monitor the construction that is financed by the loan pursuant to a construction loan agreement and act for the Company in authorizing disbursements to borrowers from a construction disbursement account or otherwise. Disbursements to borrowers are made pursuant to approved construction draw schedules. The feasibility of the draw schedule and the construction budget will normally be approved by an outside consultant who will also monitor the progress of construction and approve construction draws by the borrower.

D. Sale of Loans. The Company makes mortgage loans for investment, and does not expect to engage in real estate operations in the ordinary course of business except as may be required if the Company forecloses on a property securing a mortgage loan. The Company does not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business; however, the Company may occasionally sell mortgage loans (or fractional interests therein) when the Manager determines that it appears to be advantageous for the Company to do so, based upon then current interest rates, the length of time that the loan has been held by the Company, and the overall investment objectives of the Company.

E. Company Borrowing. The Company may borrow funds from a third party lender (which may be, but is not required to be, a bank or other financial institution) in order to: (i) fund additional mortgage loans; (ii) prevent default of loans senior to Company loans or discharge such loans entirely; or (iii) develop or operate any real property acquired by the Company as a result of a loan default. The Company may assign all or a portion of the Company’s loan portfolio to the lender as security for the loan(s). Such borrowings may result in increased yield to the Company if the interest earned by the Company on its leveraged loans exceeds the interest that must be paid by the Company on the funds borrowed from a third party lender. Using the Company’s loan portfolio to secure a loan for any purpose, however, entails risks to the Company that would not otherwise be present if the Company funded all of its loans from its own funds. Borrowing funds from third party lenders to make payments to senior lenders or to develop or operate any real property acquired by the Company as a result of a loan default entails additional risks. For example, should the Company’s net income be insufficient to pay these loans as they become due or should the Company otherwise default on such loans, the Company will be at risk of losing all assets (i.e., the Company loans) pledged as security. As of December 31, 2007, the Company has not engaged in any of the above-described borrowing.

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

The offering has not been registered under applicable federal securities laws. The Units are offered under the exemption from registration provided by Section 3(a)(11) of the Securities Act of 1933, as amended, and SEC Rule 147 promulgated thereunder. The offering is limited to California residents only. The Company derives at least 98% of its revenues from loans secured by real property located in California. The Company’s Operating Agreement and Subscription Agreement, both of which are executed by the investor, contain written disclosures regarding the limitations on resale prescribed by Rule 147.

With respect to California securities laws, the Units are offered and sold pursuant to a permit issued to the Company for this offering by the California Department of Corporations under Sections 25110 and 25113 of the California Corporations Code. Following the filing of an application by the Company, the permit was originally granted on February 24, 2003. The permit must be renewed annually, and the last renewal was granted on February 29, 2008. If the Company did not renew its permit, it would have a limited ability to continue to sell Units under one or more exemptions from qualification under California securities laws, but its ability to raise capital through the sale of Units would be greatly reduced.

1. Minimum-Maximum Offering; Formation of the Company. The Company was formed on December 4, 2002 upon the filing of the Articles of Organization with the Office of the California Secretary of State; however, the Company did not begin doing business (i.e., making or investing in mortgage loans) until September 26, 2003 when the minimum 5,000 Units was sold and the proceeds thereof were transferred to the Company’s funds available for investment in loans. The maximum capitalization of the Company pursuant to the current offering is $50,000,000 (500,000 Units). The maximum may be increased by the Manager from time to time.

2. Subscription Agreements and Subscription Account; Admission to the Company. Subscription Agreements from prospective investors are accepted or rejected by the Manager promptly after receipt. The Manager reserves the right to reject any subscription submitted for any reason. Upon acceptance, an investor’s funds are placed in the Subscription Account. The investor’s funds are contributed to the capital of the Company with the purchase of Units only when, in the Manager’s discretion, the investor’s funds are required by the Company to fund a mortgage loan, or to create appropriate reserves or pay organizational expenses. Until then, subscription funds are held in the non-interest-bearing Subscription Account. Subscription Agreements are irrevocable and subscription funds are non-refundable, except with the consent of the Manager. Subscription Funds are kept in the Subscription Account for no longer than sixty (60) days from the date of receipt.

3. Election to Compound or Receive Monthly Cash Distributions. Upon subscribing for Units, an investor must elect whether to receive monthly cash distributions from the Company or to allow his or her earnings to compound (i.e., reinvest for additional Units). An investor may elect to switch from compounding to monthly distributions, or from monthly distributions to compounding, upon sixty (60) days prior notice to the Manager. Income allocable to investors who elect to compound their earnings will be retained by the Company for investing in further mortgage loans or other proper Company purposes. Investors who compound will be credited with a larger proportionate share of such earnings than investors who receive monthly distributions since the capital accounts of investors who compound will increase over time. Earnings which are compounded are first placed into the non-interest-bearing Subscription Account. The amounts are transferred to the capital of the Company at the discretion of the Manager, and at that time the Membership Interest of the investor is credited with the additional investment. The transfers occur at the discretion of the Manager, and the compounded funds have no priority of first use. As of December 31, 2007, 254 of the Company’s 386 Members have elected to compound their earnings.

4. Restrictions on Transfer. As a condition to this offering of Units, restrictions have been placed upon the ability of investors to resell or otherwise dispose of Units, including without limitation the following:

(a) No Member may resell or otherwise transfer any Units without the prior written consent of the Manager, which may be withheld in its sole discretion;

(b) Units may not be sold or transferred without the prior written consent of the California Commissioner of Corporations, except as permitted by the Commissioner’s Rules. (See “Commissioner’s Rule 260.141.11.”); and

(c) During the period that Units are being offered and sold, and for a period of nine (9) months from the date of the last sale of Units, no Units may be sold or otherwise transferred to any person who is not a bona fide resident of the State of California.

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

THE MEMBERSHIP INTEREST UNITS REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”). SUCH INTERESTS MAY NOT BE OFFERED FOR SALE, SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED TO ANY PERSON AT ANY TIME IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT COVERING SUCH UNITS UNDER THE ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE MANAGER OF THE FUND TO THE EFFECT THAT SUCH REGISTRATION IS NOT REQUIRED. IN ADDITION, IN NO EVENT MAY UNITS BE OFFERED FOR SALE, SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED TO ANY PERSON WHO IS NOT A RESIDENT OF CALIFORNIA, FOR A PERIOD OF NINE (9) MONTHS FROM THE DATE OF THE LAST SALE THEREOF BY THE FUND.

IT IS UNLAWFUL TO CONSUMMATE A SALE OR TRANSFER OF THIS SECURITY, OR ANY INTEREST THEREIN OR TO RECEIVE ANY CONSIDERATION THEREFOR, WITHOUT THE PRIOR WRITTEN CONSENT OF THE COMMISSIONER OF CORPORATIONS OF THE STATE OF CALIFORNIA, EXCEPT AS PERMITTED BY THE COMMISSIONER’S RULES.

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

(b) The amount of each Investor’s investment in Units offered hereby must not exceed ten percent (10%) of such Investor’s net worth (exclusive of home, furnishings and automobiles); and

(c) If the investor is an ERISA Plan (such as a pension or profit sharing plan, Individual Retirement Account, or 401(k) plan), the foregoing requirements must be met by either the fiduciary account itself or by the plan participant who directly or indirectly supplies the funds for investment by the ERISA Plan.

C. Plan of Distribution. The Units may be offered and sold directly by the Company, with no commissions or fees paid on such sales. The Units may also be offered and sold by securities broker/dealers retained by the Company, who receive selling commissions of up to 6.5% of the gross sales proceeds from the sales of Units effected by such broker/dealers. Certain commission arrangements include a trailing payment of 1.0% per annum of such proceeds as long as the Units sold remain outstanding. To the extent that a Member purchases Units through a broker/dealer and elects to compound his or her earnings in the Company, any annual commissions negotiated by the Company are calculated based upon the increased value of such Member’s capital account on the last day of the month of the anniversary of admission. Any such commissions directly reduce the proceeds received from this offering for investment in mortgage loans by the Company, and reduce the capital accounts of the Members. There is no firm commitment to purchase any Units, and there is no underwriter for the offering of Units.

As of December 31, 2007, the Company has retained the services of one broker/dealer, ePlanning Securities, to sell the Units. Under the Broker/Dealer Agreement between the Company and ePlanning, agents for ePlanning receive commissions based on the commission plan they select, receiving between 2% and 6% for the sale of Units, plus a 1.0% annual trailer. Additionally, ePlanning receives a 0.5% payment as a marketing fee.

IV.	RISK FACTORS

An investment in Units involves a significant degree of risk and is suitable only for investors who have no need for liquidity in their investments. Prospective investors should carefully consider the following risks and other factors.

A. NO MARKET FOR UNITS AND RESTRICTIONS ON TRANSFER. There is no public market for the Units and none is expected to develop in the future. Even if a potential buyer could be found, the transferability of Units is also restricted by the provisions of the Securities Act of 1933, as amended, and Rule 147 thereunder, the California Corporate Securities Law of 1968, as amended, the regulations thereunder and by the provisions of the Operating Agreement. Any sale or transfer of Units also requires the prior written consent of the Manager, which may be withheld in its sole discretion, and may require the prior written consent of the California Commissioner of Corporations. Furthermore, Members will have only limited rights to redeem Units or withdraw from the Company or to otherwise obtain the return of their invested capital. (See, “V. Summary of the Operating Agreement”).

B. TAX RISKS. The Company has elected to be treated as a partnership for federal income tax purposes. Any favorable federal tax treatment presently available with respect to the Company could be affected by any changes in tax laws that may result from future Congressional action, tax court or other judicial decisions, or interpretations of the Internal Revenue Service. Other tax risks include: (i) if the Company is deemed by the IRS not to be engaged in a trade or business, the Members’ share of expense deductions would be reduced; (ii) interest paid by investors who finance their purchase of Units may not be deductible; and (iii) an IRS audit of the Company’s tax return, books and records could result in an audit of investors’ tax returns. The Manager has not obtained an opinion of an independent tax counsel as to the taxation aspects of the operations of the Company. Investors should consult their own tax advisors concerning these matters.

C. LOAN DEFAULTS AND FORECLOSURES. The Company is in the business of lending money and, as such, takes the risk of defaults by borrowers and other risks faced by lenders. Most Company loans will provide for monthly payments of interest only, and be entirely due and payable at the end of their term. Thus, the borrower will have to make a large “balloon” payment of principal due at the end of the term. Many borrowers are unable to repay such loans out of their own funds and are compelled to refinance. Fluctuations in interest rates and the unavailability of mortgage funds could adversely affect the ability of borrowers to refinance their loans at maturity.

The Company is generally an “asset” rather than a “credit” lender. This means that we rely primarily on the value of the real property securing loans to protect our investment, with repayment ability also taken into consideration. There are a number of factors which could adversely affect the value of any real property securing Company loans, including, among other things, the following:

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

2. Risks of Construction Loan Valuation. In making a construction loan based upon a market value analysis of a property “as constructed,” the Company is subject to the risks that actual construction costs may exceed budget, construction delays could occur, labor or supply shortages may exist, or the market value of the project once completed could be less than anticipated. Also, if the Company must foreclose on the property before the project is completed, it is unlikely that the property will then have a value as high as its analyzed value “as constructed,” and therefore there is a greater likelihood that the Company will not be able to sell the property for the full amount owing to the Company. Furthermore, if the Company must foreclose before construction is completed, and if there are insufficient funds in any construction disbursement account to complete construction, the Manager will need to choose between selling the property with construction incomplete or incurring debt to finance completion of the project before it is sold.

3. Foreclosure and Resale. If the borrower defaults, the Company may be forced to purchase the property at a foreclosure sale. If the Company cannot quickly sell such property, or the property does not produce any significant income, the Company’s profitability will be adversely affected.

4. Antideficiency Laws. Due to certain provisions of California law applicable to all real estate loans, if the real property security proves insufficient to repay amounts owing to the Company, it is unlikely that the Company would have the right to recover the deficiency from the borrower. California has four principal statutory prohibitions which limit the remedies of a beneficiary under a deed of trust. Under one statute, a deficiency judgment is barred where the foreclosure was accomplished by means of a nonjudicial trustee’s sale. It is anticipated that all of the Fund’s loans will be enforced by means of a nonjudicial trustee’s sale, if foreclosure becomes necessary. Under a second statute, a deficiency judgment is barred in any event where the foreclosed deed of trust secured a “purchase money” obligation, i.e., a promissory note evidencing a loan used to pay all or a part of the purchase price of a residential property occupied, at least in part, by the purchaser. This restriction will probably not apply to the Company’s commercial loans. A third statute, commonly known as the “one form of action” rule, requires the beneficiary to exhaust the security under the deed of trust by foreclosure before bringing a personal action against the trustor on the promissory note. The fourth statutory provision limits any deficiency judgment obtained by the beneficiary following a judicial sale to the excess of the outstanding debt over the fair market value of the property at the time of sale, thereby preventing a beneficiary from obtaining a large deficiency judgment against the debtor as a result of low bids at the judicial sale.

5. Junior Deeds of Trust. A number of the Company’s loans will be secured by second or other junior deeds of trust. In the event of foreclosure on a Company loan that is so secured, the debt secured by the senior deeds of trust must be satisfied before any proceeds from the sale of the property can be applied toward the debt owed to the Company. Furthermore, to protect its junior security interest, the Company may be required to make substantial cash outlays for items such as loan payments to senior lienholders to prevent their foreclosure, property taxes, insurance, property maintenance or repair, etc.

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

D. RELIANCE ON THE MANAGER. The Manager makes all decisions with respect to the management of the Company, including the determination as to what loans to make or purchase, and the Company is dependent on the Manager’s continued services. In the event of the dissolution or other incapacity of the Manager or its principals, the business and operations of the Company may be adversely affected. Under the Operating Agreement, the Manager may withdraw on six months’ notice to the Members. There can be no assurances that an acceptable replacement Manager may be available on economically viable terms or at all.

E. COMPETITION. The Company competes with institutional lenders and others engaged in the mortgage lending business, some of whom have greater financial resources and experience than the Company.

F. FLUCTUATIONS IN INTEREST RATES. Mortgage interest rates are subject to abrupt and substantial fluctuations, but the purchase of Units is a relatively illiquid investment. If prevailing interest rates rise above the average interest rate being earned by the Company’s loan portfolio, investors may wish to liquidate their investment in order to take advantage of higher returns available from other investments, but will only have a limited ability to do so.

G. INVESTORS IN UNITS EXPERIENCE - INVESTMENT DELAYS. There is generally a delay between the time the Units are subscribed for and the purchase price is placed in the Subscription Account, and the time the Units are actually purchased with the purchase price contributed to the Company’s capital. The decision to transfer an investor’s funds from the Subscription Account to the company’s capital is made at the discretion of the Manager, and will usually be delayed until the Company has a loan to fund. The Subscription Account is a non-interest-bearing account, and an investor’s funds may be held in the Subscription Account for no more than 60 days. During the period in which the funds are held in the Subscription Account, no interest is earned on the funds.

H. LACK OF REGULATION. The management and investment practices of the Company are not supervised or regulated by any federal or state authority, except to the extent that the lending and brokerage activities of the Manager are subject to supervision or regulation by the California Departments of Real Estate and Corporations.

I.  RISKS OF GOVERNMENT ACTION. While the Manager will use its best efforts to comply with all local, state and federal lending regulations, there is the possibility of governmental action to enforce any alleged violations of such lending laws, which may result in legal fees, damage awards or fines and penalties, which may lead to losses for the Company.

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

A lender’s best protection against environmental risks is to inspect and investigate the property thoroughly before making or investing in a loan; however, environmental inspections and investigations are very expensive, and often are not financially feasible in connection with loans of the size and type to be made by the Company. As a result, in the absence of factors indicating possible problems, environmental site assessments will generally not be required by the Company in connection with its loans. The Company will, however, take certain precautions to avoid environmental problems, such as attempting to avoid making or investing in loans secured by properties known or suspected to have (or to be likely to have) environmental problems.

K. RISKS OF COMPANY BORROWING. The Company may borrow funds from private third party lenders in order to: (i) fund additional mortgage loans; (ii) prevent default of loans senior to Company loans or to discharge such loans in their entirety; or (iii) develop or operate any real property acquired by the Company as a result of a loan default. Such loans may be secured by the Company’s loan portfolio. If a lender elected to foreclose on this collateral as a result of a default by the Company, the Company could lose a significant portion of its assets, causing losses to Investors. The Company has made no such borrowing and does not contemplate doing so at this time.

L. RISKS OF LITIGATION. The Manager acts in good faith and uses reasonable judgment in selecting borrowers and making and managing the loans. However, as a lender, the Manager and the Company are exposed to the risk of litigation by a borrower for allegations by the borrower (warranted or otherwise) regarding the terms of the loans or the actions or representations of the Manager in making, managing or foreclosing on the loans. If an allegation is brought and/or litigation is commenced against the Company or the Manager, the Company will incur legal fees and costs to respond to the allegations and to defend any resulting litigation.

M. LACK OF LOAN DIVERSITY AND GEOGRAPHIC CONCENTRATION OF LOANS. At least 80% and as much as 100% of the Company’s loan portfolio is secured by properties within California. This concentration may increase the risk of delinquencies on the Company’s loans if and when California real estate or economic conditions are weaker than elsewhere.

N. CONCENTRATION OF LOANS. Six (6) loans totaling $ 3,631,930 were made to separate entities controlled by the same person. Each of the various borrowing entities is an independent entity organized for a specific project, and the various entities own real property in various places around California, mostly in the Central Valley. At December 31, 2007, these loans represented 19% of the Fund’s total loan portfolio. These loans were in default for non payment of interest ranging from 3-15 months. Five (5) of the loans matured but remained outstanding at the end of the year. All 6 loans are collateralized by the underlying real estate properties, and are personally guaranteed by the controlling person.

O. REAL ESTATE OWNED PROPERTIES (REOs). Four (4) loans have been foreclosed during 2007 when the borrowers failed to pay off the loans at maturity. The REOs are valued at the lower of the estimated net realizable values and carrying costs of the REOs ($4,328,871). One (1) loan was a construction loan where the underlying collateral consisted of construction of two-single family homes in the City of Marina, California. The borrower defaulted and the Company took over the unfinished project and hired a general contractor to finish the construction project. This involved the infusion of additional funds by the Company to finish the project (approximately $177,000). The homes are substantially complete and are currently listed for sale with a real estate broker operating in the Marina area. Two (2) of the loans that went into foreclosure were secured by senior indebtedness; hence the Company assumed the two senior notes ($1,675,000) at the time of foreclosure. The remaining property is a commercial real estate that was operated as an auto repair shop by the borrower. The REOs are listed for sale with real estate brokers operating in their respective areas. The Company believes that these properties can be sold within 1 year without material loss to the Company. The only carrying costs that the Company anticipates in connection with holding the properties are real estate property taxes and liability insurance. The taxes and insurance premiums are expensed when incurred.

V. SUMMARY OF THE OPERATING AGREEMENT

The following summary of the Operating Agreement for the Company, as amended, which is dated as of February 24, 2003, is qualified in its entirety by the terms of the Operating Agreement itself.

Rights and Liabilities of Members. The rights, duties and powers of Members are governed by the Operating Agreement and The Beverly-Killea Limited Liability Company Act of California (the “Act”), and the discussion herein of such rights, duties and powers is qualified in its entirety by reference to such Agreement and Act. Members in the Company are liable only to the extent of their agreed upon capital contributions, i.e. the price paid for the Membership Interest. Members may be liable for any return of capital, plus interest if necessary to discharge liabilities existing at the time of such return. Any cash distributed to Members may constitute, wholly or in part, return of capital.

Members have no control over the management of the Company, except that the approval of Members representing a majority of the outstanding Membership Interests is required for any of the following matters: (i) dissolution and termination of the Company; (ii) merger or consolidation of the Company with one or more other entities; (iii) amendment of the Operating Agreement; and (iv) removal of the Manager and election of a successor manager. In addition, upon the cessation of the Manager for any reason (such as the withdrawal or resignation of the Manager), a majority in interest of the Members may elect a replacement manager to continue the business of the Company. Members representing 10% of the Membership Interests may call a meeting of the Company.

Capital Contributions. Membership Interests in the Company are sold in Units of $100, with a minimum initial investment of 20 Units ($2,000). After the initial investment an investor may subscribe to purchase additional Units in amounts and on terms and conditions acceptable to the Manager.

Rights, Powers and Duties of Manager. Subject to the right of the Members to vote on the matters specified above, the Manager has the exclusive power to manage the business of the Company. The Manager is not required to devote full time to Company affairs but only such time as is required for the conduct of Company business. The Manager acting alone has the power and authority to act for and bind the Company. The Manager is granted the special power of attorney of each Member for the purpose of executing the documents which the Members have expressly agreed to execute and deliver or which are required to be executed, delivered and/or filed under applicable law.

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

Cash Distributions. Each Member elects whether to receive monthly cash distributions from the Company or to allow his or her earnings to be reinvested into the Company under its Distribution Reinvestment Program. A Member may change an election with sixty (60) days’ prior written notice. Members who reinvest will be credited with an increasingly larger Membership Interest as their capital accounts increase over time from the issuance of additional units to them. Cash available for distribution will be determined by computing the net income during the calendar month on the accrual basis and in accordance with generally accepted accounting principles.

Promptly after the end of each calendar month, the Company distributes to Members receiving monthly distributions an amount of cash equal to their proportionate share of the Company’s accrued net income during such month. Accrued net income means the excess of accrued income from operations and investment of, or the sale or refinancing or other disposition of, Company assets during such calendar month over the accrued operating expenses of the Company during such month, including any adjustments for bad debt reserves or deductions as the Manager may deem appropriate, all determined in accordance with generally accepted accounting principles. During the year 2007, the Company received no income from sale, refinancing or other disposition of Company assets. Cash available for distribution is distributed only to those Members who elect to receive such distributions in an amount equal to their respective allocable shares of Company profits during such month, and the balance of Company income is credited to the capital accounts of Members who have elected to reinvest earnings.

Meetings. The Manager, or Members representing ten percent (10%) of the outstanding Membership Interests, may call a meeting of the Members of the Company. Unless the notice otherwise specifies, all meetings will be held at the office of the Company. Members may vote in person or by proxy at the Company meeting. A majority of the Membership Interests constitutes a quorum at Company meetings.

Accounting and Reports. The Company furnishes to the Members an annual report of the Company’s operations, which is audited by an independent accounting firm. Within six months of the close of the year covered by the report, a copy or condensed version will be furnished to the Members. The Members will also be furnished such detailed information as is reasonably necessary to enable them to complete their own tax returns within 90 days after the end of the year. Any Members may inspect the books and records of the Company at all reasonable times and upon reasonable prior notice to the Manager.

Amendment of the Agreement. The Operating Agreement may be amended by the Manager alone (with respect to a limited number of designated matters), or upon the vote of Members holding a majority of the outstanding Membership Interests.

Withdrawal from the Company. A Member may not withdraw from the Company for at least twelve (12) months after the date such Units are purchased. After twelve (12) months, Members may withdraw all or part of their capital accounts from the Company by giving at least sixty (60) days prior written notice to the Manager. The amount that a withdrawing Member will receive from the Company is based on the withdrawing Member’s capital account. A Member’s capital account balance is calculated by adding the Member’s initial investment, plus any additional investments, plus any reinvested (compounded) earnings, plus any undistributed earnings, minus the Members’ proportionate share of the Company’s capitalized costs (which consist of expenses incurred in connection with the raising of capital). A capital account is an amount calculated for tax and accounting purposes, and may be greater than or less than the fair market value of such investor’s Membership Interest in the Company. The fair market value of a Member’s interest in the Company will generally be irrelevant in determining amounts to be paid upon withdrawal, except to the extent that the current fair market value of the Company’s loan portfolio is realized by sales of existing loans (which sales are not required to be made). The Company will not establish a reserve from which to fund withdrawals and, accordingly, the Company’s capacity to return a Member’s capital account is restricted to the availability of Company cash flow. Upon withdrawal, Members will receive an amount equal to their original investment with any difference between the Member’s capital account and Member’s original investment being paid by the Manager.

The Manager will not liquidate (and Members will not be entitled to withdraw), within any single calendar year, more than ten percent (10%) of the total Company capital accounts outstanding at the beginning of such calendar year. Distributions to a withdrawing Member of their capital account may be limited to $25,000 per calendar quarter. Unless otherwise waived by the Manager, any withdrawals requested by a Member and disbursed by the Company within the three-year period following the first year (i.e., four years after the date such Member’s Units are purchased) shall be reduced by the following amounts as a penalty for early withdrawal from the Company: (i) three percent (3%) of any amount disbursed in the year following the expiration of the first year; (ii) two percent (2%) of any amount disbursed in the second year following the expiration of the first year; and (iii) one percent (1%) of any amount disbursed in the third year following the expiration of the first year.

Upon dissolution and termination of the Company, a five-year winding-up period is provided for liquidating the Company’s loan portfolio and distributing cash to Members. The Company could suffer reduced earnings (or losses) if a substantial portion of its loan portfolio remains and must be liquidated quickly at the end of such winding-up period. Members who complete a withdrawal from the Company prior to any such liquidation will not be exposed to this risk.

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

In addition to the restrictions imposed by the Operating Agreement, additional restrictions are imposed by applicable securities laws. See 1V.A.

Term of Company. The Company will continue indefinitely until dissolved and terminated by vote of Members holding a majority of the outstanding membership interests with the concurrence of the Manager.

Winding Up. Upon dissolution of the Company, the Manager will wind up the Company’s affairs as follows: (i) no new loans will be made or purchased; and (ii) the Manager or its successor will liquidate the Company’s remaining assets as promptly as is consistent with obtaining the current fair value thereof, either by sale to third parties or by collecting loan payments under the terms of the loan. All funds received by the Company shall be applied and promptly distributed in accordance with the Act and the Operating Agreement.

In the event the Company dissolves at a time when there are outstanding unfulfilled withdrawal requests, such withdrawal requests will be of no further force or effect and all Members will thereafter be entitled to receive their pro rata portion of all remaining liquidating distributions of the Company in accordance with their respective outstanding capital account balances.

Merger with Other Business Entities. The Manager, with the prior written consent of a majority interest of the Members, has the right to merge the Company with one or more other business entities (of which the Manager may be a sponsor or co-sponsor).

VI. THE MANAGER

The Manager of the Company is Lakeside Financial Group, Inc., a California corporation, was incorporated in August of 2002 and began doing business on November 1, 2002, formed for the purpose of managing the Company. The Manager manages and directs the affairs of the Company. All loans made or invested in by the Company are arranged and serviced by the Manager. The Manager is licensed as a California real estate broker, and both the Company and the Manager are licensed California Finance Lenders. Certain principals and affiliates of the Manager currently engage in real estate related businesses, which include acquiring and developing real property, and financing the acquisition and development of real property. None of these businesses are similar to, or compete with, the Company. For a detailed description of the officers and directors of the Manager, see “Item 3-Directors, Officers and Significant Employees.”

A. Duties of the Manager. The Manager is organized as a corporation. The Manager has four (4) directors (Paula M Lewis, Lee Kauftheil, Gary Armitage and Jeff Guidi); two (2) of such directors (Armitage & Guidi) are also shareholders of the Manager. See further description in “Item 3. Directors, Executive Officers and Significant Employees.” The Manager has three officers: President and Chief Executive Officer (“CEO”) Paula M Lewis, Vice President Richard Nelson, and Chief Financial Officer Placido H Canta.

The business purpose of the Manager is to manage the Company and it presently engages in no other business. Of the principal executive officers, only Ms. Lewis and Mr. Canta are full time employees of, and receive regular salaries from, the Manager, although, as described below, other individuals participate in the business of the Manager. Ms. Lewis is involved with practically all aspects of the business of managing the Company, such as underwriting loans, preparing loan documents and maintaining investor relations. Mr. Canta, as the chief financial officer of the Manager, is involved with all accounting aspects of managing the Company, such as preparing all accounting ledgers, worksheets and statements for the Company and the Manager, preparing and maintaining files for all investors in the Company, and preparing and distributing monthly statements to investors of the Company and the principals of the Manager. Mr. Nelson, who specializes in construction lending, serves in an advisory capacity to the Manager with respect to construction loans.

1. Marketing of Loans. The Company obtains its loans through real estate mortgage brokers with whom individuals working for the Manager, primarily Ms. Lewis, Mr. Kauftheil and Mr. Nelson, have relationships. These brokers are constantly looking for commercial mortgage loans for their borrower clients, and recognize the Company as one possible source of financing. A secondary source for loans is through internet advertising. Currently the Company is listed under www.c-loans.com

2. Approval of Loans. Ms. Lewis and Mr. James Koenig form the Loan Committee of the Manager. Mr. Koenig is an outside consultant who is appointed by the Manager to assist in analyzing, reviewing, evaluating and approving loan applications received by the Manager. Mr. Koenig was a director and shareholder of the Manager until he resigned on March 6, 2008. His shares of stock in the Manager have been transferred to an irrevocable trust (SunDial Trust of Redding, CA) on March 21, 2008. Mr. Koenig has extensive experience in the mortgage lending industry. The first step in analyzing a possible loan is for the prospective borrower to provide a completed loan application and the items on the loan approval checklist (both of which are supplied by the Manager). Ms. Lewis reviews and analyzes loan packages, and summarizes her review and conclusions in a Loan Review Summary. Ms. Lewis and Mr. Koenig then meet as the Loan Committee to discuss the loan and to decide whether to approve the loan. If Ms. Lewis and Mr. Koenig disagree on a particular loan, the loan is submitted to Mr. Kauftheil for final approval or disapproval. The deliberations of the Loan Committee with respect to each loan are summarized in minutes of the Loan Committee meeting. If a loan is approved by the Loan Committee, the borrower (or the broker of the borrower) is notified with a conditional loan approval letter, and the loan documents are prepared and executed and delivered at the closing.

B. Compensation to the Manager. The following discussion summarizes the forms of compensation to which the Manager is entitled under the Operating Agreement. All of the amounts described below are payable regardless of the success or profitability of the Company, although any amounts may be partially or completely waived by the Manager from time to time, in the Manager’s sole discretion. (See below for a description of amounts which have been waived.) None of the following compensation was determined by arm’s-length negotiations. The Manager has the right to retain one or more other firms to perform the various services to be rendered by the Manager as described below.

Form of Compensation	Estimated Amount or Method of Compensation
Loan Brokerage Commissions, Renewal and Forbearance Fees	Anticipated to average between 2% and 6% of the principal amount of each loan. Such fees will be paid to the Manager by the borrowers and will not be borne by the Company.

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

Broker/Dealer Commissions to Affiliate of Manager
A broker/dealers selling Units on behalf of the Company are entitled to receive commissions of up to 6.50% of the sales price, and a trailing payment of up to 1.0% per year for amounts remaining invested. Certain broker/dealers selling Units on behalf of the Company may be affiliated with the Manager.

[1] Loan servicing fees are determined by the Manager on a case by case basis, provided that they are not expected to exceed the amounts generally charged for comparable services to comparable borrowers in the geographical area where the security property for the loan is located.

[2] “Gross Assets Under Management” means the total Company capital, including cash, notes (at book value), real estate owned (at book value), accounts receivable, advances made to protect loan security, unamortized organizational expenses and any other Company assets valued at fair market value. The Asset Management Fee will be paid on or about the first day of each calendar month with respect to Gross Assets Under Management as of the last day of the immediately preceding month. The Manager earned $49,976 and $90,821 during the years ended December 31, 2007 and 2006, respectively, representing management and servicing fees it was entitled to receive from the Fund. During 2007 and 2006, the Manager waived fees amounting to $596,336 and $352,866, respectively.

The Manager has, from time to time, waived some or all of the Asset Management Fee and the Loan Servicing Fee which the Company pays to the Manager. During the fiscal year ending on December 31, 2007, the Company has waived the following fees:

Month	Asset M Fee	Loan S Fee	Total Fees	Fees Paid	Fees Waived
Jan. 2007	$48,179	$3,662	$51,841	$2,861	$48,980
Feb. 2007	$49,010	$3,698	$52,708	$8,601	$44,107
Mar. 2007	$49,961	$4,073	$54,034	$2,552	$51,482
Apr. 2007	$50,418	$3,891	$54,309	$11,059	$43,250
May 2007	$51,164	$3,504	$54,668	$1,054	$53,614
June 2007	$49,798	$3,812	$53,610	$4,409	$49,201
July 2007	$50,279	$3,824	$54,103	$1,674	$52,429
Aug. 2007	$50,735	$3,889	$54,624	$0	$54,624
Sep. 2007	$50,653	$3,834	$54,487	$0	$54,487
Oct. 2007	$49,935	$3,799	$53,734	$0	$53,734
Nov. 2007	$50,056	$3,818	$53,874	$17,767	$36,107
Dec. 2007	$50,406	$3,914	$54,320	$0	$54,320

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

VII. POTENTIAL CONFLICTS OF INTEREST

The following is a list of the important areas in which the interests of the Manager may conflict with those of the Company. The Members must rely on the general fiduciary standards provided by applicable law and the Operating Agreement to prevent unfairness by the Manager in a transaction with the Company. (See, “VI. The Manager”). The Company has not been represented by separate legal counsel in connection with its formation or its dealings with the Manager. Except as may arise in the normal course of the relationship, there are no transactions presently contemplated between the Company and its Manager (or its affiliates) other than those listed below.

A. Loan Brokerage Commissions, Renewal and Forbearance Fees. None of the compensation set forth under “Compensation to the Manager,” above, was determined by arms’ length negotiations. It is anticipated that the loan brokerage commissions, renewal and forbearance fees charged to borrowers by the Manager for most loans will be approximately between 2% and 6% of the principal amount of each loan, but may be higher or lower depending upon market conditions. Generally, as these charges are increased, the interest rate which may be charged for the loan will be reduced, thus reducing the overall rate of return to the Members. This conflict of interest will exist in connection with every Company loan transaction, and Members must rely upon the fiduciary duties of the Manager, as provided by applicable law and the Operating Agreement, to protect their interest.

B. Use of Other Companies. The Manager has the right to retain the services of other firms, in addition to or in lieu of the Manager, to perform brokerage services, loan servicing and other activities in connection with the Company’s loan portfolio. Such other firms may be affiliates of the Manager or the Manager’s management team.

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

The Company currently has four (4) loans with affiliated entities, totaling $ 2,136,218, constituting 9.1% of the total of Company assets as of December 31, 2007. Additionally, an inter- company balance amounting to $36,043 was outstanding at the end of the year. These loans were made in the normal course of the Company’s business, were subjected to the Company’s normal underwriting process, were made on the Company’s standard terms for such investments, and do not appear to represent an unusual risk at the time the loans were made to the affiliates.

Of these four (4) loans, one ($224,390) is an undivided interest in a promissory note, the proceeds or which were distributed among five different limited liability companies of which James S. Koenig, Gary Armitage, and Jeffery Guidi (consultant/shareholders and directors of the Manager), directly or indirectly, are members. The promissory note is secured by a mortgage on one assisted living facility located in Virginia and pays an interest rate of 12% per annum. The note was paid off in January 2008. The second investment ($500,000) is an undivided interest in a promissory note made by an entity of which James S. Koenig, Gary Armitage, and Jeffery Guidi directly or indirectly, are members. The proceeds of that loan are being used for completion of a golf course owned by the maker of the note. The note matured in December 2006 and the borrower exercised a 24-month extension option. This note is currently in default for non payment of interest. The third promissory note is a second trust deed ($1,200,000) secured by a 2-story commercial office building in Redding, California. The note matures in March 2008 and bears interest at 11.90%. The fourth note consists of a second trust deed (loan commitment: $411,000) that is collateralized by a 140-acre undeveloped land in Alameda County. The note matures in May 2008 and bears interest at 15%. Both of these notes are current in terms of payment of interests.

D. Other Opportunities; Other Funds. As a licensed real estate broker, the Manager may arrange and originate loans for other persons and companies, and at times these arrangements may be more lucrative for the Manager than arranging loans for the Company. As a result, there may exist a financial incentive for the Manager to arrange or originate loans for private investors outside the Company, and the Members must rely on the fiduciary duties of the Manager, as provided by applicable law and the Operating Agreement, to protect their interests under such circumstances. In the future, the Manager may also sponsor other funds formed to conduct business similar to that of the Company. If these other funds (if formed) have funds to invest at the same time as the Company, conflicts of interest may exist for the Manager as to whether to offer a particular loan opportunity to the Company or to these other funds. The Manager will decide which loans are appropriate for funding by the Company or by such other funds after consideration of all relevant factors, including the size of the loan, portfolio diversification, and amount of uninvested funds.

E. Sale of Defaulted Loans or Real Estate to Affiliates. In the event a Company loan goes into default or the Company becomes the owner of any real property by reason of foreclosure on a Company loan, the Manager’s first priority will be to arrange the sale of the loan or property for a price that will permit the Company to recover the full amount of its invested capital plus accrued but unpaid interest and other charges, or so much thereof as can reasonably be obtained in light of current market conditions. In order to facilitate such a sale, the Manager may arrange a sale to persons or entities controlled by or affiliated with the Manager (e.g., to another entity formed by the Manager or its affiliates), for the express purpose of acquiring defaulted loans or foreclosure properties from lenders such as the Company. The Manager will be subject to conflicts of interest in arranging such sales since it will represent both parties to the transaction. For example, the Company and the potential buyer will have conflicting interests in determining the purchase price and other terms and conditions of sale. The Manager’s decision will not be subject to review by any outside parties. The Manager will undertake to resolve these conflicts by setting a purchase price for each defaulted loan or property which is not less than any of the following: (i) the independently appraised value of such loan or property, if any, at the time of sale; (ii) the amount of any third party offer already received, if any; or (iii) the total amount of the Company’s investment in the property.

VIII. REGULATION

Our operations are conducted by the Manager. Additionally, the Manager earns fees by brokering loans to the Company. Both the Company and the Manager hold California Finance Lenders’ licenses. Additionally, the Manager holds a California real estate brokers’ license. Each of these licenses requires that certain reports be periodically filed with the California Department of Corporations and the California Department of Real Estate, and the operations of the Company and the Manager are subject to the regulatory supervision of the two California agencies.

We have not qualified as a real estate investment trust under the Internal Revenue Code, and therefore we are not subject to the restrictions on activities that are imposed on real estate investment trusts.

The Company has not registered as an “investment company” under the Investment Company Act of 1940 pursuant to an exemption provided by Section 3©(5)(C). That section provides that companies that are primarily engaged in purchasing or otherwise acquiring mortgages and other liens and interests in real estate are not investment companies. The Company conducts its business in such a way as to conform to the various requirements of the exemption.

We and the Manager are subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. We are also subject to the Employee Retirement Income Security Act of 1974, as well as to various federal and state securities laws regulating the issuance and sale of securities. (See, “III. The Offering of Membership Interests”).

Should the Manager or the Company fail to adhere to these regulations, we could face potential disciplinary or other civil action that could have a material adverse effect on our business. The Manager believes that these regulations are being complied with. The provision of the Company’s Operating Agreement which provides for indemnification of the Manager does not provide for such indemnification in the case of the Manager’s fraud, bad faith or willful misconduct. (See, “Part II, Item 5. “Indemnification of Directors and Officers”).

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at 1738 Yuba Street, Redding, California, 96001, and its telephone number is (530) 226-5850. The facility is utilized for the administrative and professional offices of the Manager. The facility consists of approximately 2,750 square feet of office space, leased for $2,558 per month. The lease expires on November 1, 2009. The Company believes that its existing facilities are adequate for its current use.

Four (4) loans have been foreclosed during 2007 when the Borrowers failed to pay off the loans at maturity. The REOs are valued at the lower of the estimated net realizable values and carrying costs of the REOs ($4,328,871). One (1) loan was a construction loan where the underlying collateral consisted of construction of two-single family homes in the City of Marina, California. The borrower defaulted and the Company took over the unfinished project and hired a general contractor to finish the construction project. This involved the infusion of additional funds by the Company to finish the project (approximately $177,000). The homes are substantially complete and are currently listed for sale with a real estate broker operating in the Marina area. Two (2) of the loans that went into foreclosure were secured by senior indebtedness; hence the Company assumed the two senior notes ($1,675,000) at the time of foreclosure. The remaining property is a commercial real estate that was operated as an auto repair shop by the borrower. The REOs are listed for sale with real estate brokers operating in their respective areas. The Company believes that these properties can be sold within 1 year without material loss to the Company. The only carrying costs that the Company anticipates in connection with holding the properties are real estate property taxes and liability insurance. The taxes and insurance premiums are expensed when incurred.

ITEM 3.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

Directors and Executive Officers

The Company is a California limited liability company. As such, it has no officers and directors. All management powers are vested in the Manager, Lakeside Financial Group, Inc. The following table sets forth certain information with respect to the executive officers and directors of the Manager:

Name	Age	Position

Paula M Lewis	41	President, CEO and Director
Placido Canta	55	Chief Financial Officer
Richard Nelson	68	Vice President
Lee Kauftheil	75	Director
Gary Armitage	57	Director
Jeffery Guidi	51	Director

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

Paula M Lewis. Paula M Lewis was appointed President, Chief Executive Officer and Director of the Manager on November 16, 2007. Ms. Lewis was employed by Asset Real Estate & Investment Company (“AREI”) as a project manager from 1999 to 2001 and was appointed President in March 2001, an office she held until she resigned in 2005. AREI is in the business of owning and developing real estate properties, and arranging financing for real estate property ownership and development, including the raising of capital through private offerings of debt and equity securities. Ms. Lewis’ prior experience has been in mortgage lending, both retail and wholesale, escrow and real estate with such companies as Norwest Mortgage, Bank of America, Ashland Mortgage Company, Coldwell Banker and Placer Title Company. Ms. Lewis succeeded Mr. William Webster as President of Lakeside Financial Group, Inc. who resigned from the Manager in October, 2007.

Placido H. Canta. Placido H. Canta is the chief financial officer of the Manager. As such, he is responsible for internal and administrative controls, and overseeing the accounting and finance functions of the company. Mr. Canta holds a BS Degree in Business Administration from the University of the East and is a CPA. Since working for one of the “big four” accounting firms (Deloitte & Touche), he has worked for companies in various industries such as banking, real estate and construction, advertising and health care.

Richard A. Nelson. Richard Nelson is a Vice President of the Manager. In this capacity, Mr. Nelson assists Lakeside in its lending activity. Since 1995, Mr. Nelson has been the owner of Western Construction Lending Company, which specializes in wholesale home construction loans. In the past three years Mr. Nelson’s company has loaned over $21,000,000, with average loan size of $276,000. Mr. Nelson is a licensed real estate broker, and is also an officer and broker of AREI. Prior to forming Western Construction Lending Company, Mr. Nelson served as Chief Financial Officer and broker of Speiro Corporation, d/b/a/ Sterling Mortgage Co., which specialized in conversion of mobile home parks to private ownership.

Gary Armitage. Gary Armitage is a director and shareholder of the Manager. Mr. Armitage is currently a principal of AGA Financial, which is a financial planning company and securities broker. Mr. Armitage has held this position since 1996. AGA Financial is an agent of ePlanning Securities, a registered broker-dealer. AGA Financial, as well as ePlanning’s other agents, are among those brokers facilitating the sale of Units for the Company. In facilitating the sale of units, brokers such as Mr. Armitage and other salespersons acting as agents of ePlanning introduce and describe the Company and the Units to prospective investors, furnish the prospective investors with the necessary disclosure documents prepared by the Company including the Offering Circular, and assist prospective investors in completing and returning Subscription Agreements prepared by the Company. Pursuant to the Broker/Dealer Agreement currently in place between the Company and ePlanning Securities, agents for ePlanning (such as Mr. Armitage) receive commissions based on the commission plan they select, receiving up to 6% for the sale of Units, plus a 1.0% annual trailer. Additionally, ePlanning receives a 0.5% payment as a marketing fee. Prior to his involvement with AGA Financial, Mr. Armitage worked as an insurance agent for Equitable Life Insurance Company.

Jeffery Guidi. Jeffery Guidi is a director and shareholder of the Manager. Mr. Guidi is currently a principal of AGA Financial, which is a financial planning company and securities broker. Mr. Guidi has held this position since 1996. AGA Financial is an agent of ePlanning Securities, a registered broker-dealer. AGA Financial, as well as ePlanning’s other agents, are among those brokers facilitating the sale of Units for the Company. In facilitating the sale of units, brokers such as Mr. Guidi and other salespersons acting as agents of ePlanning introduce and describe the Company and the Units to prospective investors, furnish the prospective investors with the necessary disclosure documents prepared by the Company including the Offering Circular, and assist prospective investors in completing and returning Subscription Agreements prepared by the Company. Pursuant to the Broker/Dealer Agreement currently in place between the Company and ePlanning Securities, agents for ePlanning (such as Mr. Guidi) receive commissions based on the commission plan they select, receiving up to 6% for the sale of Units, plus a 1.0% annual trailer. Additionally, ePlanning receives a 0.5% payment as a marketing fee. Prior to his involvement with AGA Financial, Mr. Guidi worked as a financial planner for EQ Financial Consultants, Inc. Prior to that, Mr. Guidi worked in the mortgage lending division of First Nationwide Bank.

Lee Kauftheil  Lee Kauftheil was appointed Director of Lakeside Financial Group, Inc. effective March, 2008. Mr. Kauftheil is the President, Legal Counsel and Broker of Record of Financial Advantage, where he is responsible for the management, structuring of joint venture programs and arranging construction loans and other types of financing. Prior to his current position, he was a partner and counsel to the largest privately owned mortgage banking firm in the United States, where he was engaged in all phases of real estate services including mortgage banking, loans servicing, real estate development and property management. Mr. Kauftheil served as an officer in the US Marine Corp and he received his business administration degree from Pennsylvania State University and his Doctor of Jurisprudence from Golden Gate University. He succeeded Mr. James Koenig as Director of the Manager after Mr. Koenig resigned from the Board on March 6, 2008. Mr. Koenig was a director and shareholder of the Manager until his resignation. His financial interest in the Manager has been transferred to an irrevocable trust (SunDial Trust of Redding, CA) on March 21, 2008 – see Item 5 (a) below.

ITEM 4. REMUNERATION OF DIRECTORS AND OFFICERS

(a)
The Company, as a limited liability company, has no officers and directors. All management powers are vested in the Manager, which is a California corporation. The following table sets forth the aggregate annual remuneration of each of the two highest paid persons who are officers or directors of the Manager:

Name of	Capacities in which	Annual
Individual or Group	Remuneration was received	Remuneration

Paula M Lewis	Officer and Director	$175,000
Placido H Canta	Officer	$150,000

In addition to the above amount, Mr. Canta was also entitled to receive a bonus in the amount of 2.0% of the net income of the Manager for the year 2007, but received $0.00 because the Manager had a net loss for the year.

ITEM 5. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS

(a) The Company, as a limited liability company, has no officers or directors, with all of the management powers being vested in the Manager. No person owns 10% or more of the Company’s outstanding securities.

All of the outstanding voting securities of the Manager are held by the persons set forth below, all of whom are directors and/or officers of the Manager. Holdings as of December 31, 2007 are as follows:

Name and Address		Number of	Percentage of
of Owner	Title of Class	Shares Owned	Class

James S. Koenig	Common Stock	102,940	46.00%
(shares were subsequently transferred
to Sundial Trust on March 21, 2008)

Gary Armitage	Common Stock	51,470	23.00%
4030 Old Barn Road
Healdsburg, CA

Jeffery Guidi	Common Stock	51,470	23.00%
264 Boas Drive
Santa Rosa, CA

William F. Webster	Common Stock	17,903	8.00%
1905 Juarez Lane
Redding, CA 96003

All Officers and Directors	Common Stock	223,783	100.0%
As a Group (4 persons)

(b) No other persons holds or shares the power to vote the securities described in subsection (a). No person holds or shares power to vote 10% or more of the Company’s voting securities. No person holds or shares power to vote 10% or more of the Manager’s securities other than those described in subsection (a).

(c) Neither the Company nor the Manager currently has any non-voting securities outstanding.

(d) Neither the Company nor the Manager currently has any options, warrants or rights outstanding.

(e) Neither the Company nor the Manager has parents.

ITEM 6. INTEREST OF MANAGEMENT AND CERTAIN OTHER TRANSACTIONS

Pursuant to the terms of the Company’s Operating Agreement, and the terms of the offering of Membership Interests by the Company, the Company may make or invest in loans to affiliates of the Manager, provided that:

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

The Company currently has made four (4) loans to affiliated entities, totaling $ 2,136,218, constituting 9.1% of the total of Company assets as of December 31, 2007. Additionally, an inter- company balance amounting to $36,043 was outstanding at the end of the year. These loans and inter-company receivables were made in the normal course of the Company’s business, were subjected to the Company’s normal underwriting process, were made on the Company’s standard terms for such investments, and do not appear to represent an unusual risk at the time the loans were made to the affiliates.

Of these loans, one (1) note ($224,390) is an undivided interest in a promissory note, the proceeds or which were distributed among five limited liability companies of which James S. Koenig (consultant of Manager), Gary Armitage, and Jeffery Guidi (shareholders and directors of the Manager), directly or indirectly, are members. The promissory note is secured by a mortgage on one assisted living facility located in Virginia and pays an interest rate of 12% per annum. The note was paid off in January 2008. The second investment ($500,000) is an undivided interest in a promissory note made by an entity of which James S. Koenig, Gary Armitage, and Jeffery Guidi directly or indirectly, are members. The proceeds of that loan are being used for completion of a golf course owned by the maker of the note. The note matured in December 2006 and the borrower exercised a 24-month extension option. This note is currently in default for non payment of interest. The Manager, through its Board of Directors, is presently developing plans to cure the default and consequently, bring these past due interest current.

PART II

ITEM 1. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

(a) Market Information. There is no established trading market for the Company’s Membership Interests, and it is not anticipated that any such trading market will develop. There are no outstanding options, warrants or convertible securities.

(b) Holders. The Company has 386 Members as of December 31, 2007.

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

ITEM 2. DESCRIPTION OF EXHIBITS.

Please see Part III, Item 1, “Index to Exhibits.”

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On May 2, 2006, the Company engaged Armanino McKenna LLP of San Ramon, California, to be its principal accountant, and it continues to be the Company’s principal accountant. There have been no disagreements between the Company’s management and the principal accountant.

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

PART F/S

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Balance Sheet
December 31, 2007

ASSETS

Cash and cash items	$224,016
Loan interest reserve (restricted)	176,805
Accrued interest receivable	117,690
Accounts and notes receivable - related parties	2,172,261
Notes receivable - non related parties, net of allowance for losses: $187,512	16,463,118
Other assets-real estate owned properties, net of allowance of $100,000	4,228,871

TOTAL ASSETS	$23,382,761

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and other liabilities	$37,676
Notes payable	1,675,000
Deferred interest on notes receivable	292,442

Total liabilities	2,005,118

Uninvested subscriptions	38,360

Members' equity
Members' contributions, net	21,434,879
Retained earnings	(95,596)

Total Members' equity	21,339,283

TOTAL LIABILITIES AND MEMBERS' EQUITY	$23,382,761

See accompanying Notes

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Statements of Income
For the Years Ended December 31,

	2007	2006

Revenues
Interest Income	$1,851,840	$1,527,549

Total revenues	$1,851,840	1,527,549

Expenses
Management fees	49,976	90,821
Provision for losses on loans and real estate owned properties	260,489	78,613
Professional fees - accounting and taxes	32,800	47,800
Trailer commissions	59,000	59,000
Advertising	9,000	21,500
Legal fees	16,250	13,550
Printing	8,850	20,600
Conferences and seminars	14,500	12,000
Permits, fees and licenses	3,000	3,000
Taxes	48,143	1,800
Other operating expenses	25,019	9,200

Total expenses	527,027	357,884

Net income	$1,324,813	$1,169,665

See accompanying Notes

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Statements of Members’ Equity
For the Years Ended December 31, 2007 and 2006

	Members'	Retained
	Contributions	Earnings	TOTAL

Members' equity, January 1, 2006	$10,102,408	$56,549	$10,158,957

Contributions	5,612,162		5,612,162
Costs incurred in raising capital	(232,870)		(232,870)
Reinvestment of members' share of net income	722,445		722,445
Investors' withdrawals	(377,028)		(377,028)

Net income		1,169,666	1,169,666

Cash distribution		(1,124,873)	(1,124,873)

Members' equity, December 31, 2006	15,827,117	101,342	15,928,459

Contributions	6,711,787		6,711,787
Costs incurred in raising capital	(226,279)		(226,279)
Reinvestment of members' share of net income	922,913		922,913
Investors' withdrawals	(1,800,659)		(1,800,659)
Net income		1,324,813	1,324,813
Cash distribution		(1,521,751)	(1,521,751)

Members' equity, December 31, 2007	$21,434,879	$(95,596)	$21,339,283

See accompanying Notes

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Statements of Cash Flows
For the Years Ended December 31,

	2007	2006

Cash Flows from Operating Activities:

Net income	$1,324,813	$1,169,665
Provision for loan losses	260,489	51,000
Loan interest reserve (restricted)	250,403	(143,967)
Accrued interest receivable	(5,737)	(139,961)
Accounts payable and other liabilities	(43,612)	50,449
Deferred interest on notes receivable	(134,765)	143,967

Sub total	1,651,591	1,131,153

Cash Flows from Investing Activities:

Related party notes receivable	(1,447,985)	177,000
Notes receivable and real estate properties
Funding	(10,072,378)	(8,810,651)
Pay off	4,156,044	2,442,010

Sub total	(7,364,319)	(6,191,641)

Cash Flows from Financing Activities:

Increase in notes payable	1,675,000	0
Investors' subscriptions	(3,517,862)	2,815,276
Members' contributions and re-investments	7,634,700	6,334,607
Costs incurred in raising capital and commissions	(226,279)	(232,870)
Investors' withdrawals	(1,800,659)	(377,029)
Cash distributions to members	(1,521,751)	(1,124,873)

Sub total	2,243,149	7,415,111

Net Change in Cash during the Year	(3,469,579)	2,354,623

Cash in Bank, Beginning of Year	3,693,595	1,338,972

Cash in Bank, End of Year	$224,016	$3,693,595

See accompanying Notes

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Notes to Financial Statements
December 31, 2007

Note 1 -  Organization and Description of Business

Lakeside Mortgage Fund, LLC (the “Company” or the “Fund”), a California limited liability company was formed on December 4, 2002 under the California Beverly-Killea Limited Liability Company Act (the “Act”) to conduct any lawful business for which a limited liability company may be organized under the Act, including investment of the Fund’s cash and making or investing in notes, mortgages and loans to members of the general public secured by deeds of trust on real estate properties located primarily in the State of California.

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

Distributions
Cash available for distribution is the net income during the calendar month using the accrual method of accounting and in accordance with United States generally accepted accounting principles (“US GAAP”). Monthly, the Fund provides statements of account to members and distributes or reinvests amounts equal to the members’ proportionate share of the Fund’s net income during such month. The Manager is required to distribute funds only to the extent that funds are available.

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
December 31, 2007

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

The Manager receives other fees from third parties such as compensation to the Manager for acting as broker in arranging loans from the Fund. These fees (which are not paid by the Fund, but rather by third party borrowers) are determined on a case-by-case basis, are generally between 2% to 6% of the loan amount, and generally consist of brokerage, origination, renewal and/or processing fees.

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
December 31, 2007

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
For purposes of the statements of cash flows, cash and cash equivalents include interest-bearing and non interest-bearing bank deposits, money market accounts and commercial paper with original maturities of three months or less. At December 31, 2007, the Fund had approximately $60,246 of cash that exceeded this limit and thus was not covered by federal depository insurance. Periodically, the Fund’s cash balances exceed federally insured limits.

(f)	Loans Secured by Trust Deeds
Loans secured by trust deeds are recorded at cost. To date, no loans had been purchased from outside third party issuers of loans. The Fund loans will have varying terms at the discretion of the Manager. Construction loans will generally have a term of between one and two years and will provide for monthly payments of interest only with a “balloon payment” at the end of the term. Other Fund loans may have a longer amortization schedule and may be fully amortizing (i.e., original principal amount of the loan will be repaid in equal monthly installments of principal and interest over the term). The Fund will not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash after principal is collected. A loan is impaired when, based on current information and events, it is probable that the Fund will be unable to collect all amounts due according to the contractual terms of the loan agreement. Cash receipts will be allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Fund’s investment in the loan is fully recoverable. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the underlying collateral.

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Notes to Financial Statements
December 31, 2007

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

The following shows the activities in the allowance for loan losses during the year ended December 31, 2007:

Balance, December 31, 2006	$110,000
Additions	160,489
Write-off of accrued interest and loss on sale of REO	(82,977)

Balance, December 31, 2007	$187,512

(h)	Real Estate Held for Sale

Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

(i)	Loan Interest Reserve
The Fund often requires borrowers to set up interest reserve accounts from which monthly payments of interest are made. The interest reserve is deposited into a separate bank account in the name of the Fund, designated specifically as interest reserve on loans issued by the Fund. At the end of the month, the Fund draws the calculated monthly interest on outstanding loans from the interest reserve account and transfers such amount into the general operating account of the Fund as part of the distributable fund available for monthly disbursement to the members. The equivalent unearned amount is recorded as deferred interest in the liabilities section of the balance sheet. As of December 31, 2007, the loan interest reserve cash balance and deferred interest had a balance of $176,805 and $292,442, respectively. The difference of $115,637 was not funded at the end of the year.

(j)	Contra-Equity Accounts: Offering Costs and Commissions Incurred in Connection with Raising of Capital

Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees and broker’s commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees paid by the Fund currently range up to 6.5%. The brokers are also entitled to receive “trailer commissions” equivalent to 1.0% of the average daily invested capital at the 1 year anniversary of the invested funds. The initial marketing/broker’s fees are capitalized in accordance with US GAAP, pursuant to the AICPA’s Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Subsequent payments of trailer commissions however are treated as period costs and charged to current earnings of the Fund. As such, the initial marketing/broker’s fees are included in the balance sheet under the caption heading “Members’ contributions, net” while the trailer commissions are shown in the statements of income, when incurred. The Fund has capitalized $226,279 of brokers’ fees during the year ended December 31, 2007.

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Notes to Financial Statements
December 31, 2007

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

As of December 31, 2007, the uninvested funds in the subscription account was $38,360.

(l)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b)	Secured loans had a carrying value of $ 18,599,336 at December 31, 2007, which is substantially equivalent to fair value.

(m)	Recent accounting pronouncements

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
December 31, 2007

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

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Liabilities (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows the entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Fund’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Fund’s financial condition and results of operations.

On July 13, 2006, the FASB released FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 106” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax laws may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Fund will adopt FIN 48 in the first quarter of 2007. The adoption of FIN 48 did not have a material impact on the Fund’s financial condition and results of operations.

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

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Notes to Financial Statements
December 31, 2007

Note 3 -  Loans Secured by Trust Deeds

At December 31, 2007, the Fund held the following types of mortgages:

2007
Commercial	$5,489,218
Construction	5,291,147
Unimproved land	8,006,483

Total	$18,786,848

First mortgages	$13,766,833
Second mortgages	5,020,015

Total	$18,786,848

Scheduled maturities of loans secured by trust deeds as of December 31, 2007 and the interest sensitivity of such loans are as follows:

Fixed
Interest
Year Ending December 31:
2007 (including 2006)	$3,473,270
2008	14,630,578
2009	683,000
Total	$18,786,848

The scheduled maturities above include six (6) loans ($3,473,270) that are past maturity at December 31, 2007 but remained outstanding at the end of the year. One (1) loan that matured was subsequently paid off in January 2008. Interest receivable on these matured loans amounted to $45,189 at December 31, 2007. It is the Fund’s experience that loans can be refinanced or repaid before or after the maturity date. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

In addition to the above mentioned matured loans, six (6) loans ($2,579,064) were in default at the end of 2007 for non payment of interest. Non accrual interest ranged between 3-15 months; one (1) loan with past due interest was subsequently re-instated by the borrower under a 3-month payment plan for past due interests, including penalties and default interests. Occasionally, the Fund allows borrowers to continue to make the payments on loans past maturity for periods of time. The Manager has pursued the collection or re-structuring of these loans and related interest receivables, either through extension or partial pay downs. When such default interest is collected, it is applied first to any outstanding accrued interest receivables and the balance is recognized into income during the period it was collected. The loans are believed to be covered by the fair market values of the underlying real properties, and the Fund does not anticipate that it will incur significant losses in the cases of these loans.

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Notes to Financial Statements
December 31, 2007

The Fund has no variable interest rate loans at December 31, 2007. The interest rates on these loans ranged from 9.00% to 15.00%.

At December 31, 2007, 99% of the Fund’s loans receivable was collateralized by properties located in California.

As of December 31, 2007, the Fund’s loan portfolio consisted of twenty four (24) real estate loans to unrelated parties totaling $16,650,630 (87%), and four (4) loans receivable from related parties amounting to $2,136,218. These debt securities are all secured by deeds of trust.

Six (6) loans totaling $3,631,930 were made to separate entities controlled by the same person. Each of the various borrowing entities is an independent entity organized for a specific project, and the various entities own real properties in various places around California, mostly in the central valley of California. These loans represent 19% of the total loan portfolio. Five (5) of these loans are on default due to non payment at maturity. One of the loans matured in September 2006 and the other four loans matured at various dates in 2007. The remaining one (1) loan will mature in 2008. Additionally, these loans were classified on non accrual status for non payment of interest for over 60 days. No interest has been accrued for the note that matured in September 2006 while the remaining notes had been on non accrual status for between 3 - 9 months. The Manager however is actively pursuing collections of these loans, including the unaccrued interest receivables. All six (6) loans are collateralized by the underlying real estate properties, and are each personally guaranteed by the controlling person.

Note 4 – Related Party Transactions

Loans Secured by Trust Deeds
The Fund may invest up to 20% of its total assets in loans to affiliated entities. The Company currently has four (4) investments with affiliated entities, totaling $ 2,136,218, constituting 9.1% of the total of Company assets as of December 31, 2007. Additionally, an-inter- company balance amounting to $36,043 was outstanding at the end of 2007. These loans were made in the normal course of the Company’s business, were subjected to the Company’s normal underwriting process, were made on the Company’s standard terms for such investments, and do not appear to represent an unusual risk at the time the loans were made to the affiliates.

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Notes to Financial Statements
December 31, 2007

Of these loans, one (1) note ($224,390) is an undivided interest in a promissory note, the proceeds or which were distributed among five different limited liability companies of which James S. Koenig (consultant of Manager), Gary Armitage, and Jeffery Guidi (shareholders and directors of the Manager), directly or indirectly, are members. The promissory note is secured by a mortgage on one assisted living facility located in Virginia and pays an interest rate of 12% per annum. The note was paid off in January 2008. The second loan ($500,000) is an undivided interest in a promissory note made by an entity of which James S. Koenig, Gary Armitage, and Jeffery Guidi directly or indirectly, are members. The proceeds of that loan are being used for completion of a golf course owned by the maker of the note. The note matured in December 2006 and the borrower exercised a 24-month extension option. This note is currently in default for non payment of interest. The third promissory note was a second trust deed ($1,200,000) secured by a 2-story commercial office building in Redding, CA. The note matures in March 2008 and bears interest at 11.90%. The fourth note consists of a second trust deed (loan commitment: $411,000) that was collateralized by a 140-acre undeveloped land in Alameda County. The note matures in May 2008 and bears interest at 15%. Both notes are current in terms of interest payments.

As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of December 31, 2007, the Fund is in compliance with this restriction.

Contra Equity Costs
Additional costs incurred in connection with the offering of units of membership interest in the Fund are treated as reduction of paid in capital, or contra equity costs. These expenditures consisted primarily of the initial accounting and filing costs relating to the registration and as such being treated as syndication costs as contemplated in the AICPA’s Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). During the years ended December 31, 2007 and 2006 the Fund incurred no additional offering costs.

The Fund paid commissions to securities brokers in connection with the sale of membership interests by the Fund. The commission rate ranged between 3.5% and up to 6.5% of the gross sales proceeds from the sale of units of the Fund. The total amount of net brokers’ commissions paid during the years ended December 31, 2007 and 2006 were $226,279 and $232,870, respectively. These costs are recorded as “Costs incurred in raising capital” and included in the balance sheet under the heading “Members’ contributions, net”.

Borrower’s Costs
The Manager acts as loan broker in the initial placement of the Fund loans and performs loan servicing functions as well. The Manager is compensated by the Fund for such loan servicing activities and is compensated by the borrower for the initial placement of the loans. The Fund does not incur “Incremental Direct Costs” as defined in SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” These are costs to originate loans that result directly from, and are essential to, the lending transaction and would not have been incurred by the Fund had the lending transaction not occurred. The Manager of the Fund incurs these types of costs; consequently the Manager is entitled to receive certain fees for its services such as loan brokerage commissions, loan processing and documentation fees, loan servicing and asset management fees and reimbursement of other expenses of the Manager. None of these fees are paid by the borrower to the Fund directly and therefore are not included in the income and expenses of the Fund. The Fund’s borrowers paid $601,748 and $509,787 representing loan origination and extension fees to the Manager during the years 2007 and 2006 respectively.

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Notes to Financial Statements
December 31, 2007

Broker’s Commissions on Invested Funds
The Fund has retained the services of securities broker/dealers to sell units of membership interest in the Fund. One such broker/dealer is ePlanning Securities, Inc., which is affiliated with the Manager. Certain shareholders of the Manager (who are not members of the Fund) are also shareholders and/or directors of ePlanning. ePlanning sold membership units of the Fund to its client-investors during the years ended December 31, 2007 and 2006 amounting to $6,711,787 and $5,612,162 of which it realized commissions totaling $226,279 and $232,870, respectively. The brokers do not earn a commission until funds are transferred from the subscription account to members’ equity, at which time the funds become contributed capital of the Fund.

Management and servicing fees
The Manager earned $49,976 and $90,821 during the years ended December 31, 2007 and 2006, respectively, representing management and servicing fees it was entitled to receive from the Fund. During 2007 and 2006, the Manager waived fees amounting to $596,336 and $352,866, respectively.

Note 5 – Real Estate Held for Sale
The following schedule reflects the activities in real estate held for sale at December 31, 2007:

Balance, December 31, 2006	$380,000
Additions during the year	4,328,871
Disposition during the year	(380,000)

Balance, December 31, 2007	$4,328,871

Four (4) loans were foreclosed during 2007 when the borrowers failed to pay off the loans at maturity. The real estate owned properties (“REOs”) are valued at the lower of the estimated net realizable values and carrying costs of the REOs ($4,328,871). One (1) loan was a construction loan where the underlying collateral consisted of construction of two-single family homes in the City of Marina, California. The borrower defaulted and the Company took over the unfinished project and hired a general contractor to finish the construction project. This involved the infusion of additional funds to finish the project (approximately $177,000). The homes are substantially complete and are currently listed for sale with a real estate broker operating in the Marina area. Two (2) of the loans that went into foreclosure were secured by senior indebtedness; hence the Company assumed the two senior notes ($1,675,000) at the time of foreclosure. Both senior notes bear interest at 12% per year. The monthly payments on these notes are $5,500 and $11,250. One of the notes matures in April, 2008 while the other has already matured in February, 2008. The Manager is working to re-structure the notes and at the same time has listed the properties for sale to pay off the senior lienholders. The remaining property is a commercial real estate that was operated as an auto repair shop by the borrower. The REOs are listed for sale with real estate brokers operating in their respective areas. The Company believes that these properties can be sold within 1 year without material loss to the Company. The only carrying costs that the Company anticipates in connection with holding the properties are real estate property taxes and liability insurance. The taxes and insurance premiums are expensed when incurred.

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Notes to Financial Statements
December 31, 2007

On January 24, 2008, the Company foreclosed another loan ($978,000). The Company therefore took over the real property (10-acre parcel in Galt, California) securing the loan. This loan is one of six (6) loans issued to different entities controlled and guaranteed by the same principal, as discussed in Note 6 below. The Company is having on-going discussion with the principal to remedy the default, and the same time seeking other interested parties to buy-out the principal’s obligations to the Fund.

Note 6 -  Concentrations

Notes receivable – non related parties
Six (6) loans totaling $3,631,930 were made to separate entities controlled by the same person. Each of the various borrowing entities is an independent entity organized for a specific project, and the various entities own real properties in various places around California, mostly in the central valley of California. These loans represent 19% of the total loan portfolio. Five (5) of these loans are in default due to non payment at maturity. One of the loans matured in September 2006 and the other four loans matured at various dates in 2007. The remaining loan will mature in 2008. Additionally, these loans were classified on non accrual status for non payment of interest for over 60 days. No interest has been accrued for the note that matured in September 2006 while the remaining notes had been on non accrual status for between 3 – 9 months. The Manager however is actively pursuing collections of these loans, including the unaccrued interest receivables. All six (6) loans are collateralized by the underlying real estate properties, and are each personally guaranteed by the controlling person.

Commitments and contingencies
The Fund has outstanding loan commitments on four (4) construction loans totaling $1,650,093 which was undisbursed at December 31, 2007.

Lakeside Mortgage Fund, LLC
(A California Limited Liability Company)
Notes to Financial Statements
December 31, 2007

Workout agreements
The Fund periodically negotiates various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. As of December 31, 2007, there were eleven (11) loans totaling $ 6,052,334 in the process of workout agreements.

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

On the state level, the Fund is offering the units of membership interest pursuant to a permit issued by the California Department of Corporations. The permit requires annual renewal. The original permit was issued on February 24, 2003. The permit was most recently renewed on February 29, 2008.

As of December 31, 2007, the Fund was in compliance with all applicable federal and state securities laws.

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

* Incorporated by reference to the Company’s Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on August 6, 2004.

** Incorporated by reference to the Company’s Annual Report on Form 10-KSB, originally filed with the Commission under the Exchange Act on March 30, 2005.

ITEM 2. DESCRIPTION OF EXHIBITS.

Please see Part III, Item 1, “Index to Exhibits.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKESIDE MORTGAGE FUND, LLC,
A California Limited Liability Company

By:	Lakeside Financial Group, Inc.,
Manager

Date: April 4, 2008	By:	/S/ Paula M Lewis
Paula M Lewis, President & CEO