Form 10-Q
period 2008-03-31
LAKESIDE MORTGAGE FUND LLC
filed 2008-05-20
CIK 1299919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:  000-50893

Lakeside Mortgage Fund, LLC
 (Exact name of registrant as specified in its charter)

California	52-2387294
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

1738 Yuba Street, Redding, CA	96001
(Address of principal executive offices)	(Zip Code)

(530) 226-5850
 (Registrant’s telephone number, including area code)

NOT APPLICABLE
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	XX	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐              Accelerated Filer  ☐             Non-Accelerated Filer  ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	No	XX

Part 1   FINANCIAL INFORMATION

Item 1  FINANCIAL STATEMENTS

LAKESIDE MORTGAGE FUND, LLC
(A California Limited Liability Company)
BALANCE SHEETS
MARCH 31, 2008 (unaudited) AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007 (1)

ASSETS

Cash and cash equivalents	$182,584	$224,016
Loan interest reserve (restricted)	116,838	176,805
Accrued interest and other receivables	172,914	117,690
Notes and account receivable - related parties	1,986,828	2,172,261
Notes receivable - non related parties, net of allowance for
loan losses: $ 311,750 and $187,512	15,515,709	16,463,118
Other assets - real estate owned property, net of allowance for losses: $100,000	6,039,900	4,228,871

TOTAL ASSETS	$24,014,773	$23,382,761

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and other current liabilities	$182,414	$37,676
Deferred interest on notes receivable	138,974	292,442
Notes payable	2,475,000	1,675,000
Sub total	2,796,388	2,005,118

Uninvested subscriptions	24,468	38,360

Members' equity
Members' contributions, net	21,549,180	21,434,879
Distributions in excess of earnings	(355,263)	(95,596)

Total members' equity	21,193,917	21,339,283

TOTAL LIABILITIES AND MEMBERS' EQUITY	$24,014,773	$23,382,761

(1)Derived from the Company’s audited financial statements as of December 31, 2007

The accompanying notes are an integral part of these financial statements

- -

LAKESIDE MORTGAGE FUND, LLC
(A California Limited Liability Company)
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED March 31, 2008 AND 2007 (unaudited)

	2008	2007
Revenues
Interest income	$360,894	$435,064
Total revenues	360,894	435,064

Expenses
Professional fees - accounting and taxes	32,600	13,200
Provision for loan losses	124,238	18,000
Interest expense	64,917	-
Other expenses	74,238	52,813

Total expenses	295,993	84,013

Net income	$64,901	$351,051

The accompanying notes are an integral part of these financial statements

LAKESIDE MORTGAGE FUND, LLC
(A California Limited Liability Company)

STATEMENT OF MEMBERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 (unaudited)

	Members'	Distributions in
	Contributions	excess of earnings	TOTAL

Balance, January 1, 2008	$21,434,879	$(95,596)	$21,339,283

Contributions	292,297		292,297
Costs incurred in raising capital	(3,434)		(3,434)
Reinvestment of members' share of net income	163,831		163,831
Investors' withdrawal	(338,393)		(338,393)
Net income		64,901	64,901
Distribution		(324,568)	(324,568)

Balance, March 31, 2008	$21,549,180	$(355,263)	$21,193,917

The accompanying notes are an integral part of these financial statements

LAKESIDE MORTGAGE FUND, LLC
(A California Limited Liability Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007(unaudited)

	2008	2007

Cash Flows from Operating Activities:
Net income	$64,901	$351,051
Provision for loan losses	124,238	18,000
Change in:
Accrued interest and other receivable	(19,180)	32,010
Loan interest reserves (restricted)	59,966	234,648
Accounts payable and other liabilities	144,737	(37,509)
Deferred interest on notes	(153,467)	(234,648)

Net cash provided by operating activities	221,195	363,552

Cash Flows from Investing Activities:
Notes receivable secured by real estate-non related parties and real estate owned properties:
Funding	(187,858)	(4,107,770)
Payoff	-	-
Notes receivable secured by real estate-related parties
Funding	(75,000)	-
Payoff	224,390	-

Net cash used by investing activities	(38,468)	(4,107,770)

Cash Flows from Financing Activities:
Members' contributions, subscriptions and re investments	442,236	1,889,295
Members' withdrawals	(338,393)	(252,139)
Costs incurred in raising capital and commissions	(3,434)	(201,523)
Distributions to members	(324,568)	(334,774)

Net provided (used) by financing activities	(224,159)	1,100,859

Net decrease in cash during the period	(41,432)	(2,643,359)

Cash in bank, beginning of period	224,016	3,693,595

Cash in bank, end of period	$182,584	$1,050,236

Non cash investing and financing transactions:
Conversion of notes receivable to real estate owned	$978,000	-
Assumption of note payable on real estate owned	$800,000	-

The accompanying notes are an integral part of these financial statements

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2008

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

The accompanying unaudited condensed financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Fund’s Manager, these unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Fund at March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2008. Please refer to the Fund’s 2007 Annual Report on Form 10-KSB for the complete financial statements for the period ended December 31, 2007.

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
March 31, 2008

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

As of March 31, 2008 the Fund has received requests for withdrawal from forty three (43) investors representing $2,534,000 of membership interest which have not yet been paid, subject to the limitations of the membership agreement that does not allow for total annual fund withdrawals of more than 10% of the total capital account at the beginning of the year ($2,244,000). The withdrawals are expected to be processed and paid over the next eight (8) quarters.

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
March 31, 2008

The Manager receives other fees from third parties as compensation to the Manager for acting as broker in arranging loans from the Fund. These fees (which are not paid by the Fund, but rather by third party borrowers) are determined on a case-by-case basis, are generally 3% to 5% of the loan amount, and generally consist of brokerage, origination, renewal and/or processing fees.

The Fund receives certain operating and administrative services form the Manager, some of which may not be reimbursed to the Manager. During the three months ended March 31, 2008 and 2007, the Manager waived a total of $172,929 and $144,570 of management fees, respectively. The Fund’s financial position and results of operations would likely be different without this relationship with the Manager.

General

In the opinion of the management of the Fund, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Fund’s Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full year.

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
March 31, 2008

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
For purposes of the statements of cash flows, cash and cash equivalents include interest-bearing and non interest-bearing bank deposits, money market accounts and commercial paper with original maturities of three months or less. Periodically, the Fund’s cash balances exceed federally insured limits. At March 31, 2008, the Fund had approximately $ 57,648 of cash that exceeded this limit and thus was not covered by federal depository insurance.

(f)	Loans Secured by Trust Deeds
Loans secured by trust deeds are recorded at cost. To date, no loans have been purchased from outside third party issuers of loans. The Fund loans will have varying terms at the discretion of the Manager. Construction loans will generally have a term of between one and five years and will provide for monthly payments of interest only with a “balloon payment” at the end of the term. Other Fund loans may have a longer amortization schedule and may be fully amortizing, i.e. original principal amount of the loan will be repaid in equal monthly installments of principal and interest over the term. The Fund will not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash after principal is collected. A loan is impaired when, based on current information and events, it is probable that the Fund will be unable to collect all amounts due according to the contractual terms of the loan agreement. Cash receipts will be allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Fund’s investment in the loan is fully recoverable. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the underlying collateral.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2008

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

The following shows the activities in the allowance for loan losses during the 3-month period ended March 31, 2008:

Balance, December 31, 2007		$187,512
Additions		$124,238
Write offs	$	-_

Balance, March 31, 2008		$311,750

(h)	Real Estate Held for Sale
Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

(i)	Loan Interest Reserve
The Fund often requires borrowers to set up interest reserve accounts from which monthly payments of interest are made. The interest reserve is deposited into a separate bank account in the name of the Fund, designated specifically as interest reserve on loans issued by the Fund. At the end of the month, the Fund draws the calculated monthly interest on outstanding loans from the interest reserve account and transfers such amount into the general operating account of the Fund as part of the distributable fund available for monthly disbursement to the members. The equivalent unearned amount is recorded as deferred interest in the liabilities section of the balance sheet. As of March 31, 2008, the loan interest reserve had a balance of $138,974.

(j)	Contra-Equity Accounts: Offering Costs and Commissions Incurred in Connection with Raising of Capital

Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees and broker’s commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees paid by the Fund are currently 4.5%. The brokers are also entitled to receive “trailer commissions” equivalent to 1.0% of the average daily invested capital at the 1 year anniversary of the invested funds. The initial marketing/broker’s fees are capitalized in accordance with US GAAP, pursuant to the AICPA’s Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Subsequent payments of trailer commissions however are treated as period costs and charged to current earnings of the Fund. As such, the initial marketing/broker’s fees are included in the balance sheet under the caption heading “Members’ contributions, net” while the trailer commissions are shown in the statement of operations, when incurred. The Fund incurred $3,434 of syndication costs and brokers’ fees during the quarter ended March 31, 2008.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2008

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

As of March 31, 2008, the uninvested funds in the subscription account were $24,468.

(l)	Fair Value of Financial Instruments

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, for our financial assets and liabilities. The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations.

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:
•	Level 1 - quoted price in active markets for identical securities;
•	Level 2 - other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
•	Level 3 - significant observable inputs, including our own assumptions in determining fair value.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2008

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our assets and (liabilities) pursuant to SFAS No. 157 (in thousands):

	March 31, 2008
	Fair Value	Input Level

Notes and Accounts Receivable-related party	$1,987	Level 3
Notes receivable	$15,516	Level 3
Real estate owned	$6,040	Level 3

Valuation of notes receivable
The fair value of our notes receivable approximates carrying value based upon estimated cash flow.

Valuation of Real Estate owned
We estimate the fair value of real estate owned based upon market comparables less cost of disposal and estimated carrying costs. The fair value approximates carrying value at March 31, 2008.

(m)	Recent accounting pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Fund’s financial statements issued for the year beginning on January 1, 2008, with earlier adoption permitted. The adoption of SFAS 157 did not have a material impact on the Fund’s financial condition and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Liabilities (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Fund’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The adoption of SFAS 159 did not have a material impact on the Fund’s financial condition and results of operations.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2008

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

In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations  (“SFAS 141(R)”) and SFAS No. 160,  Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements , an amendment of ARB No. 51 (“SFAS 160”). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146,  Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2009). Early adoption of these statements is prohibited. The Company believes the adoption of these statements will have a material impact on significant acquisitions completed after September 1, 2009.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2008

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements ("SFAS 160"), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company is assessing the impact that SFAS 160 may have on its financial position, consolidated results of operations and consolidated cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is assessing the impact of the adoption of SFAS 161.

Note 3 -  Notes Receivable

At March 31, 2008, the Fund held the following types of mortgages:

Commercial	$4,254,828
Construction	5,445,976
Unimproved Land	8,113,483

Total	$17,814,287

First Mortgages	$13,921,662
Second Mortgages	3,892,625

Total	$17,814,287

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2008

Scheduled maturities of loans secured by trust deeds as of March 31, 2008 and the interest sensitivity of such loans are as follows:

Fixed
Interest
Rate
Year Ending December 31:
2008	$17,131,287
2009	$683,000

Total	$17,814,287

The scheduled maturities for the year ending 2008 include ten (10) loans ($ 7,167,247) that are past maturity at March 31, 2008. It is the Fund’s experience that loans can be refinanced or repaid before or after the maturity date. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The Fund has no variable interest rate loans at March 31, 2008.

At March 31, 2008, 100% of the Fund’s loans receivable was collateralized by properties located in California.

At March 31, 2008, ten (10) loans ($7,167,247 or 40% of total loan portfolio) as mentioned above have already matured and remained unpaid at the end of the period. One of the loans ($470,000) was subsequently paid off in April 2008 and another loan ($549,240) is scheduled to be paid off in May 2008. Accrued interest receivable on these loans amounted to $66,986 as of March 31, 2008; however these loans were classified under non accrual status at the time the Manager deemed that collection of interest was doubtful, therefore, interests had not been accrued on these loans for periods ranging from 1-13 months. Additionally, two (2) loans amounting to $400,000 and $683,000 that have not yet matured were delinquent in its interest payment for 3 and 6 months, respectively. Occasionally, the Fund allows borrowers to continue to make the payments on loans past maturity for periods of time. The loans are collateralized by the underlying real estate properties.

At March 31, 2008, the Fund’s loan portfolio consisted of twenty three (23) real estate loans to unrelated parties totaling $15,827,459, and three (3) loans receivable from related parties amounting to $1,986,828.

1.	Loan 200409 amounting to $110,476, due in monthly installments of $1,003 interest only at 10.90% maturing on August 31, 2008. This loan is secured by a first trust deed on the underlying property.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2008

2.
Loan 200412, an investment in participation notes issued by an affiliate amounting to $500,000 and maturing in December 2008. Interest is payable monthly at an effective rate of approximately 11.00% per annum.

3.	Loan 200502 amounting to $470,737, due in monthly installments of$ 4,276 interest only at 10.90%. This loan matured on January 18, 2008 and is secured by a first trust deed on the underlying property.
4.
Loan 200504 amounting to $802,800 due in monthly installments of $8,028 interest only at 12.00%. This loan matured on September 8, 2006 and is secured by a second trust deed on the underlying property.

5.	Loan 200507 amounting to $257,375 due in monthly installments of $2,574 interest only at 12.00%. This loan matured on June 25, 2007 and is secured by a second trust deed on the underlying property.
6.	Loan 200510 amounting to $455,042 due in monthly installments of $4,550 interest only at 12.00%. This loan matured on August 8, 2007 and is secured by a second trust deed on the underlying property.
7.	Loan 200511 amounting to $549,240 due in monthly installments of $5,492 interest only at 12.00%. This loan matured on March 15, 2008 and is secured by a first trust deed on the underlying property.
8.	Loan 200601 amounting to $552,000 due in monthly installments of $5,014 interest only at 10.90%. This loan matured on January 11, 2008 and is secured by a first trust deed on the underlying property.
9.	Loan 200602 amounting to $589,473 due in monthly installments of $5,895 interest only at 12%. This loan matured on January 30, 2007 and is secured by a first trust deed on the underlying property.
10.	Loan 200603 amounting to $2,780,000 due in monthly installments of $27,800 interest only at 12% maturing on May 2, 2008. This loan is secured by a first trust deed on the underlying property.
11.	Loan 200608 amounting to $525,000 due in monthly installments of $4,769 interest only at 10.90% maturing on June 7, 2008. This loan is secured by a first trust deed on the underlying property.
12.	Loan 200609 amounting to $390,580 due in monthly installments of $3,873 interest only at 11.90%. This loan matured on June 23, 2007 and is secured by a second trust deed on the underlying property.
13.	Loan 200609.1 amounting to $345,000 due in monthly installments of $3,134 interest only at 10.90% maturing on June 27, 2008. This loan is secured by a first trust deed on the underlying property.
14.	Loan 200612 amounting to $570,000 due in monthly installments of $5,653 interest only at 11.90% maturing on August 30, 2008. This loan is secured by a first trust deed on the underlying property.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2008

15.	Loan 200613 amounting to $400,000 due in monthly installments of $4,167 interest only at 12.50% maturing on October 4, 2008. This loan is secured by a first trust deed on the underlying property.
16.	Loan 200614 amounting to $380,000 due in monthly installments of $3,800 interest only at 12.00% maturing on April 17, 2008. This loan is secured by a first trust deed on the underlying property.
17.	Loan 200615 amounting to $1,100,000 due in monthly installments of $10,542 interest only at 11.50% maturing on October 20, 2008. This loan is secured by a first trust deed on the underlying property.
18.
Loan 200701 amounting to $1,900,000 due in monthly installments of $19,792 interest only at 12.50%. This loan matured on January 11, 2008 and is secured by a first trust deed on the underlying property.

19.	Loan 200702 amounting to $665,691 due in monthly installments of $6,601 interest only at 11.90% maturing on September 2, 2008. This loan is secured by a first trust deed on the underlying property.
20.	Loan 200703 amounting to $1,200,000 due in monthly installments of $11,900 interest only at 11.90% maturing on March 8, 2008. This loan is secured by a second trust deed on the underlying property.
21.	Loan 200704 amounting to $683,000 due in monthly installments of $6,773 interest only at 11.90% maturing on June 4, 2009. This loan is secured by a first trust deed on the underlying property.
22.	Loan 200705 amounting to $119,665 due in monthly installments of $1,187 interest only at 11.90% maturing on July 13, 2008. This loan is secured by a first trust deed on the underlying property.
23.	Loan 200706 amounting to $1,085,000 due in monthly installments of $10,760 interest only at 11.90% maturing on August 17, 2008. This loan is secured by a first trust deed on the underlying property.
24.	Loan 200707 amounting to $952,792 due in monthly installments of $9,131 interest only at 11.50% maturing on September 6, 2008. This loan is secured by a first trust deed on the underlying property.
25.	Loan 200708 amounting to $145,000 due in monthly installments of $1,438 interest only at 11.90% maturing on September 21, 2008. This loan is secured by a first trust deed on the underlying property.
26.	Loan 200709 amounting to $286,828 due in monthly installments of $3,585 interest only at 15.00% maturing on May 27, 2008. This loan is secured by a second trust deed on the underlying property.

Note 4 - Related Party Transactions

Notes Receivable
The Fund may invest up to 20% of its total assets in loans to affiliated entities. On March 31, 2008, the Fund had an interest in three (3) loans issued by affiliated entities. One loan is a commercial loan for $411,000, of which $286,828 was funded through March 31, 2008. The note bears an interest rate of 15.00% and is due on May 27, 2008. The second participation loan amounting to $500,000 matures in December 2008 and bears a nominal interest rate of 9% per annum. Interest payment has been delinquent since April 2007 totaling $45,000 as of March 31, 2008. The third loan amounting to $1,200,000 matured on March 8, 2008. Interest at 11.90%, has been delinquent since March 6, 2008. This loan is in the process of being extended by the affiliate borrower. Pursuant to a provision of the Operating Agreement, the Manager is obligated to purchase from the Fund any related-party loan with respect to which any material event of default by the borrower has occurred and is continuing for thirty (30) days. There are two such loans described above. The Manager is aware of the default on these two (2) loans and is in active discussion with the affiliated borrowers with the objective of curing all defaults by September 30, 2008.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2008

For the quarters ended March 31, 2008 and 2007, the Fund recognized interest income on loans to related parties amounting to $23,990 and $16,758, respectively.

As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of March 31, 2008, the Fund is in compliance with this restriction.

Contra Equity Costs
During the quarter ended March 31, 2008 the Fund incurred no additional cost in connection with the offering of units of membership interest in the Fund. Such expenditures consisted primarily of the initial accounting and filing costs relating to the registration and have been treated as syndication costs as contemplated in the AICPA’s Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Accordingly, these costs are treated as reduction of paid in capital.

The Fund paid commissions to securities brokers in connection with the sale of membership interests by the Fund. The commission rate was up to 6.5% of the gross sales proceeds from the sale of units of the Fund. The total amount of net brokers’ commissions paid during the quarters ended March 31, 2008 and 2007 were $3,434 and $201,523, respectively. These costs are recorded as “Costs incurred in raising capital” and included in the balance sheet under the heading “Members’ contributions, net”.

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

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2008

Broker’s Commissions on Invested Funds
The Fund has retained the services of securities broker/dealers to sell units of membership interest in the Fund. One such broker/dealer is ePlanning Securities, Inc., which is affiliated with the Manager. Certain shareholders of the Manager (who are not members of the Fund) are also shareholders and/or directors of ePlanning. ePlanning sold membership units of the Fund to its client-investors during the quarters ended March 31, 2008 and 2007 amounting to $78,014 and $4,968,487 of which it realized commissions totaling $3,435 and $201,523, respectively. The brokers do not earn a commission until funds are transferred from the subscription account to members’ equity, at which time the funds become contributed capital of the Fund.

Management and servicing fees
The Manager earned $0 and $14,013 during the quarters ended March 31, 2008 and 2007, respectively, representing management and servicing fees it was entitled to receive from the Fund.

Note 5 - Real Estate Owned (REOs) and Notes Payable

The following schedule reflects the activities in REOs at March 31, 2008:

Gross balance, January 1, 2008	$4,328,871
Additions during the quarter	1,811,029
Dispositions during the quarter	-
Reserve	(100,000)

Net balance, March 31, 2008	$6,039,900

Five (5) loans were foreclosed during 2007 and first quarter of 2008 when the borrowers failed to pay off the loans at maturity. The REOs are valued at the lower of the estimated net realizable values and carrying costs of the REOs ($6,139,900). The first REO was taken over in April 2007 (loan amount: $850,000) consisting of a commercial property (vacant building and 1.39 acre parcel in Oroville, CA). The second property was taken over in May 2007 (construction loan amount: $928,200) consisting of two (2) newly-constructed single family homes in Marina City, CA. When the borrower defaulted, the Company took possession of the unfinished project and hired a general contractor to finish the construction project. This involved the infusion of additional funds to finish the project amounting to approximately $186,000 at March 31, 2008. The third property is a 1.5 acre vacant parcel in Tustin Hills, CA which was taken over in October 2007 (loan amount: $270,000) subject to a senior first trust deed loan amounting to $550,000. The first trust deed bears a 12% interest rate, with a monthly interest payment of $5,500. The senior note has matured in February 2008. The fourth property consists of a 24.02 vacant parcel in Los Gatos Hills, Santa Clara County, CA. This property was taken over in August 2007 (loan amount: $260,000) and was subject to a senior first trust deed loan amounting to $1,125,000. The first trust deed bears a 12% interest rate, with a monthly interest payment of $11,250, and is maturing in April 2008. The senior note is now past due. The fifth property consists of a 10 acre undeveloped land in Galt, CA (loan amount: $890,000). This property was taken over in January 2008 and was subject to a senior first trust deed loan amounting to $800,000, which was assumed by the Fund. The senior lien bears an 11% interest rate, with a monthly interest only payment of $7,333.33. The total notes payable due at March 31, 2008 total $2,475,000.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2008

The Manager is working to re-structure the notes and at the same time has listed the properties for sale with real estate brokers in the communities where the properties are located. The only other significant carrying costs that the Company anticipates in connection with holding the properties are real estate property taxes and liability insurance. The taxes and insurance premiums are expensed when incurred.

Note 6 -  Concentrations, commitments and contingencies and workout agreements

Notes receivable - non related parties
Five (5) loans totaling $2,653,930 were made to separate entities controlled by the same person. The various borrowing entities were organized for different purposes, and own real properties in various places in California, mostly in the Central Valley. These loans represent 15% of the total loan portfolio. All 5 loans have matured and remained outstanding at March 31, 2008. Interests on these loans have not been accrued for periods ranging from 6-13 months. The loans are collateralized by the underlying real estate properties, and are personally guaranteed by the controlling person.

Commitments and contingencies
The Fund has outstanding loan commitments on five (5) construction loans totaling $1,495,265 which was undisbursed at March 31, 2008.

Workout agreements
The Fund periodically negotiates various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Fund is not obligated to fund additional money as of March 31, 2008. As of March 31, 2008, there were eight (8) loans totaling $ 6,147,270 under negotiation or in the process of workout agreements.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
March 31, 2008

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

As of March 31, 2008, the Fund was in compliance with all applicable federal and state securities laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held.  At March 31, 2008, there were five (5) real estate properties held, acquired through foreclosure in a prior year and the early part of 2008.

Loans and the related accrued interest and late fees are analyzed on a periodic basis for recoverability. Delinquencies are identified and followed up as part of the loan servicing procedures.  Delinquencies are determined based upon contractual terms.  A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, and to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, and late fees on loans.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses that is charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Fund’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the Fund and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future investor withdrawals, 2008 annualized yield estimates, the intention not to sell the Fund’s loan portfolio and the expectation foreclosures will not have a material effect on liquidity. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Fund has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Related parties

The Fund treats the affiliated companies of the Manager as related parties due to the significant influence of the Manager and its Board with respect to the management and operations of the Fund. The Manager arranges, services and maintains the loan portfolio of the Fund as well as managing the day-to-day affairs of the Fund. Pursuant to the Operating Agreement between the Fund and the Manager, the Manager is entitled to receive certain fees, compensation and expense reimbursements from the Fund. The Manager is entitled to receive from the Fund an asset management fee, payable monthly, in a maximum amount of 2.75% of the gross assets under management per year (0.229% per month). The Manager is also entitled to receive a loan servicing fee, payable monthly, in a maximum amount of 0.25% of the total unpaid principal balances of loans serviced (0.02% per month). The Manager may waive these fees in order to improve the return to investor members. The Manager is also entitled to receive reimbursement from the Fund for organizational, syndication and other operating expenses incurred on behalf of the Fund, including out-of-pocket general and administrative expenses of the Fund related to the offering of membership interests, accounting and audit fees, legal fees and expenses, postage and other expenses related to the preparation of reports to members.

The Manager receives other fees from third parties as compensation to the Manager for acting as broker in arranging loans from the Fund. These fees (which are not paid by the Fund, but rather by third party borrowers) are determined on a case-by-case basis, are generally 3% to 5% of the loan amount, and generally consist of brokerage, origination, renewal and/or processing fees.

The Fund receives certain operating and administrative services form the Manager, some of which may not be reimbursed to the Manager. During the three months ended March 31, 2008 and 2007, the Manager waived a total of $172,929 and $144,570 of management fees, respectively. The Fund’s financial position and results of operations would likely be different without this relationship with the Manager.

Additionally, the Fund may invest up to 20% of its total assets in loans to affiliated entities. On March 31, 2008, the Fund had an interest in three (3) loans issued by affiliated entities. One loan is a commercial loan for $411,000, of which $286,828 was funded through March 31, 2008. The note bears an interest rate of 15.00% and is due on May 27, 2008. The second participation loan amounting to $500,000 matures in December 2008 and bears a nominal interest rate of 9% per annum. Interest payment has been delinquent since April 2007 totaling $45,000 as of March 31, 2008. The third loan amounting to $1,200,000 matured on March 8, 2008. Interest at 11.90%, has been delinquent since March 6, 2008. This loan is in the process of being extended by the affiliate borrower. Pursuant to a provision of the Operating Agreement, the Manager is obligated to purchase from the Fund any related party loan with respect to which any material event of default by the borrower has occurred and is continuing for thirty (30) days. There are two such loans described above. The Manager is aware of the default on these two (2) loans and is in active discussion with the affiliated borrowers with the objective of curing all defaults by September 30, 2008.

For the quarters ended March 31, 2008 and 2007, the Fund recognized interest income on loans to related parties amounting to $23,990 and $16,758, respectively.

As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of March 31, 2008, the Fund is in compliance with this restriction.

Results of Operations

Changes in the Fund’s operating results are tabulated for reference and discussed below:

	Changes during the three months ended March 31, 2008 versus 2007
	Dollars	Percent
Revenue
Interest Income	$(74,170)	(17.0)%

Expenses
Professional fees	19,400	143.7%
Provision for losses on loans and real estate	106,238	590.2%
Interest expense	64,917	100.0%
Other operating expenses	21,425	40.5%
	211,980	252.3%

Net Income	$(286,150)	(81.5)%

The decrease in interest on loans for the three month period ended March 31, 2008 as compared to the same period in 2007 was primarily due to higher level of non performing loans for longer period of time during the current period. There were eleven (11) non performing loans that have delinquent interest for periods ranging from 3-13 months versus three (3) non performing loans with past due interests ranging between 5-6 months on March 31, 2008 and 2007, respectively. Additionally, there were five (5) real estate owned properties (REO) amounting to $6,140,000 on March 31, 2008 versus $380,000 on March 31, 2007.

The increase in professional fees for the three month period ended March 31, 2008 as compared to 2007 was due to increased audit fees and outside consultants for regulatory filing compliance.

The increase in interest expense is the result of notes payable assumed in connection with taking control of the REO’s.

The increase in the provision for losses on loans and real estate properties for the three month ended March 31, 2008 as compared to 2007 was due to management’s decision to increase the allowance for losses to reflect the current market conditions.

Allowance for Losses.

The Manager periodically reviews the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, borrower’s payment records and other data relating to the loan portfolio.  Data on the local real estate market and on the national and local economy are studied. Based upon this and other information, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of the Fund’s operations.  The Fund is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the Manager expects on occasion to take back real estate security.   At March 31, 2008, ten (10) loans ($7,167,247 or 40% of total loan portfolio) have already matured and remained unpaid at the end of the period. One of the loans ($470,000) was subsequently paid off in April 2008 and another loan ($549,240) is scheduled to be paid off in May 2008. Accrued interest receivable on these loans amounted to $66,986 as of March 31, 2008; however these loans were classified under non-accrual status at the time the Manager deemed that collection of interest was doubtful; therefore interest had not been accrued on these loans for periods ranging from 1-13 months. Additionally, two (2) loans amounting to $400,000 and $683,000 that have not yet matured were delinquent in interest payment for 3 and 6 months, respectively. The Manager occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  The partnership had no negotiated workout agreement as of March 31, 2008.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.   The number of foreclosures and workout agreements will generally rise during difficult times and conversely fall during good economic times.   These factors have been considered by management to arrive at an appropriate level of allowance for loan losses. Due to the number of variables involved, the magnitude of possible swings and the Manager’s inability to control many of these factors, actual results may and do sometimes differ materially from estimates made by the Manager.

Five (5) loans were foreclosed during 2007 and first quarter of 2008 when the borrowers failed to pay off the loans at maturity. The REOs are valued at the lower of the estimated net realizable values and carrying costs of the REOs ($6,139,900). The first REO was taken over in April 2007 (loan amount: $850,000) consisting of a commercial property (vacant building and 1.39 acre parcel in Oroville, CA). The second property was taken over in May 2007 (construction loan amount: $928,200) consisting of two (2) newly-constructed single family homes in Marina City, CA. When the borrower defaulted, the Company took possession of the unfinished project and hired a general contractor to finish the construction project. This involved the infusion of additional funds to finish the project amounting to approximately $186,000 at March 31, 2008. The third property is a 1.5 acre vacant parcel in Tustin Hills, CA which was taken over in October 2007 (loan amount: $270,000) subject to a senior first trust deed loan amounting to $550,000. The first trust deed bears a 12% interest rate, with a monthly interest payment of $5,500. The senior note has matured in February 2008. The fourth property consists of a 24.02 vacant parcel in Los Gatos Hills, Santa Clara County, CA. This property was taken over in August 2007 (loan amount: $260,000) and was subject to a senior first trust deed loan amounting to $1,125,000. The first trust deed bears a 12% interest rate, with a monthly interest payment of $11,250, and is maturing in April 2008. The senior note is now past due. The fifth property consists of a 10 acre undeveloped land in Galt, CA (loan amount: $890,000). This property was taken over in January 2008 and was subject to a senior first trust deed loan amounting to $800,000. The senior lien bears an 11% interest rate, with a monthly interest only payment of $7,333.33.

The Manager is working to re-structure the notes and at the same time has listed the properties for sale with real estate brokers in the communities where the properties are located. The only other significant carrying costs that the Company anticipates in connection with holding the properties are real estate property taxes and liability insurance. The taxes and insurance premiums are expensed when incurred.

The Manager made a provision of $124,238 and $18,000 to the loan loss reserve during the three month periods ended March 31, 2008 and 2007, respectively.  The allowance for loan loss reserve of $311,750 and $187,512 as of March 31, 2008 and December 31, 2007, respectively, is considered to be adequate for the secured loan portfolio balances of $17,814,287 and $18,822,891, respectively. The reserve for losses on REOs as of March 31, 2008 and December 31, 2007 was $100,000.

PORTFOLIO REVIEW

Loan Portfolio

The Fund’s loan portfolio consists primarily of short-term (one to two years), fixed rate loans secured by real estate in the State of California. At March 31, 2008, the Fund’s loan portfolio consisted of twenty three (23) real estate loans to unrelated parties totaling $15,827,459, and three (3) loans receivable from related parties amounting to $1,986,828.

At March 31, 2008, the Fund held the following types of mortgages:

Commercial	$4,254,828
Construction	5,445,976
Unimproved Land	8,113,483

Total	$17,814,287

First Mortgages	$13,921,662
Second Mortgages	3,892,625

Total

Scheduled maturities of loans secured by trust deeds as of March 31, 2008 and the interest sensitivity of such loans are as follows:

Fixed Interest Rate

Year Ending December 31:
2008	$17,131,287
2009	683,000

Total

The scheduled maturities for the year ending 2008 include ten (10) loans ($ 7,167,247) that are past maturity at March 31, 2008. It is the Fund’s experience that loans can be refinanced or repaid before or after the maturity date. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Five (5) loans totaling $2,653,930 were made to separate entities controlled by the same person. The various borrowing entities were organized for different purposes, and own real properties in various places in California, mostly in the Central Valley. These loans represent 15% of the total loan portfolio. All 5 loans have matured and remained outstanding at March 31, 2008. Interest on these loans has not been accrued for periods ranging from 6-13 months. The loans are collateralized by the underlying real estate properties, and are personally guaranteed by the controlling person.

Liquidity and Capital Resources

As of March 31, 2008, we have sold a total of 231,744.74 Units, at $100 per Unit, for a total of $23,174,474. As of March 31, 2008, Fund members electing to reinvest their monthly income distributions have reinvested $2,395,057 back into the Fund. After deducting for broker commissions and offering expenses ($1,097,398), the net proceeds to the Fund from these sales (which include reinvestment of earnings) have been $24,472,133. Members withdrew a total of $3,025,600 through the period ended March 31, 2008. As of March 31, 2008, the Fund has $17,814,287 invested in commercial mortgage loans, with the remainder in the form of cash and other assets. As of March 31, 2008, the Fund has 381 members.

To compare this with how the Fund was doing during the same period last year, as of March 31, 2007 we had sold a total of 211,388.77 Units, for a total of $21,138,877. Reinvested funds amounted to $1,518,142. After deducting for broker commissions and offering expenses ($966,561), the net proceeds to the Fund from these sales were $21,690,458. Members withdrew a total of $1,138,688 through the period ended March 31, 2007. The Fund had $19,551,227 invested in commercial mortgage loans, with the remainder in the form of cash and other assets. As of March 31, 2007, the Fund had 381 members.

Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees, and broker’s commissions paid to an outside brokerage firm, are treated as contra-equity accounts. The fees are currently up to 6.5% (6% commission, 0.5% marketing fee). Brokers are also entitled to receive “trailer commissions,” equivalent to 1.0% of the average daily balance of invested capital for each investor. These are received following each anniversary of the investor’s initial investment. As of March 31, 2008, the Fund has capitalized $1,097,398 of syndication costs since inception.

The Fund will continue to be managed by Lakeside Financial Group, Inc., which will continue to underwrite and select loans for the Fund to invest in, as well as short term investments for cash between loans. The Fund will continue to raise capital with its intrastate offering under a permit from the California Department of Corporations. The Manager will continue to manage the Fund as described in the Fund’s Operating Agreement. The Fund will continue to pay the Manager, on a monthly basis, a management fee (annualized at 2.75% of gross assets under management) and loan servicing fee (annualized at 0.25% of loan principal amounts) to the extent these fees are not waived by the Manager. During the quarter ended March 31, 2008, the Manager accepted no management fees and waived a total of $172,929 of these fees.

The Fund will continue to raise capital through the sale of membership interests and invest that capital in commercial real estate loans. The Fund has no off-balance sheet arrangements.

Additionally, the Fund relies upon loan payoffs and borrowers’ mortgage payments for the source of funds for loans.  Recently, mortgage interest rates have decreased somewhat from those available at the inception of the partnership.  If interest rates were to increase substantially, the yield of the partnership’s loans may provide lower yields than other comparable debt-related investments.  Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership.  This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates.  Conversely, in the event interest rates were to decline, the partnership could experience significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest may cause a dilution of the partnership’s yield on loans, thereby lowering the partnership’s overall yield to the limited partners.  Cash is constantly being generated from borrower interest payments, late charges, amortization of loan principal and loan payoffs.  Currently, cash flow exceeds partnership expenses, earnings and limited partner capital payout requirements.  Excess cash flow will be invested in new loan opportunities, when available, and in other partnership business.

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

As of March 31, 2008 the Fund has received requests for withdrawal from forty three (43) investors representing $2,534,000 of membership interest which have not yet been paid, subject to the limitations of the membership agreement that does not allow for total annual fund withdrawals of more than 10% of the total capital account at the beginning of the year ($2,244,000). The withdrawals are expected to be processed and paid over the next eight (8) quarters.

Current Economic Conditions

The Fund primarily makes secured mortgage loans in the State of California, concentrating in the Northern California communities. California’s economic health plays a significant role in the performance of the real estate industry, and property values, which provide the underlying collateral for our loans. The vitality of California’s economy is driven by numerous diverse industries including, technology, finance, health, medical care, government, and entertainment.

In recent years, the economy of the United States and California has stagnated. Although the economic activities have declined in the past four years, United States Gross Domestic Product (GDP) continues to remain positive with annual growth rates of 3.6%, 3.1%, 2.9% and 2.2% for the years 2004 through 2007. The first quarter continued to indicate an increase with a gain of 0.6%. A weakening in real estate is predicted to continue causing further slowing in the economy.

The Consumer Price Index (CPI) will continue to have added pressure brought on by record breaking oil prices exceeding $120 per barrel in May 2008. Consumer Price Index (CPI) measured a 3.1% estimate at a compounded annual rate during the first three months of 2008.

Unemployment rate in the United States is another factor with the borrower’s ability to service their debt, decreased to a low of 4.4% in December 2006 and gradually rose to 5.0% in December 2007. The unemployment rate in the United States for March 2008 was 5.1%. April, 2008 indicated a declining trend of 5.0%. The most recent low in California’s unemployment occurred in November 2006 at 4.8% and as of March 2008, continues to steadily increase to a preliminary estimate of 6.2%.

The Federal Reserve, after having left the Federal Funds Rate unchanged at 5.25% for more than two years, began to react to the slowing economy, rising unemployment and the turmoil created by a credit crisis stemming from the sub prime mortgage loan market write downs. The Federal Reserves’ initial goals were aimed at stimulating the economy, while keeping inflation in check and creating jobs. Later its efforts expanded to increase liquidity in the financial system. Since the initial Federal Funds Rate reduction of 0.5% in September, 2007, the Federal Reserve has further reduced this rate by 0.25% in October 2007, 0.25% in December 2007, 1.25% in January 2008, 0.75% in March 2008 and 0.25% in April 2008. The Federal Funds Rate now stands at 2.00% as of May 12, 2008. The prime rate offered by banks for borrowing has followed in step with the reductions in the Federal Funds Rate and is currently at 5.0%. Like the Federal Funds Rate, the Prime Rate has been reduced by 3.25% since September 2007, a period of just seven months. Short term treasury yields have also fallen, but the longer term yields represented by the 10 year treasury bonds have not decreased as dramatically. As of May 1, 2008, the 10 year treasury yield was 3.78% compared to 4.04% at December 31, 2007 and 4.61% at September 30, 2007 shortly after the Federal Reserve began efforts to lower interest rates.

The actions taken by the Federal Reserve on the mortgage rates has only seen a slow response. Freddie Mac reports average interest rates for 30 year fixed rate conforming loans were 6.66% for June 2007, 6.38% for September 2007, 6.10% for December 2007, 5.97% for March 2008 and most recently 5.92% for April 2008. Although the mortgage rates declined, it did little to stimulate the market enough to indicate a significant increase.

There continues to be an increase in loan delinquencies and foreclosures in the real estate market in California and nationwide. During the first quarter of 2008, the number of vacant land, commercial developments in foreclosure increased to the highest level in more than 15 years. Lending institutions throughout California sent 113,676 default notices during the first quarter of 2008, an increase of 39.4% from the first quarter of 2007. (Dataquick) On a national and local level, volumes and median home prices have declined from their highs in 2005 to 2006. (California Association of Realtors) CAR, reported their unsold inventory index, which indicates the number of months need to deplete the market supply of properties at the current sales rate, was 11.6 months in March 2008 compared to 7.6 months in March 2007.

Commercial real estate has continued to fare well in 2008. A stable commercial market helps keep values stable. Stable property values provide comfort that loans secured by these properties will perform well.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2008, the Fund held the following types of mortgages:

Commercial	$4,254,828
Construction	5,445,976
Unimproved Land	8,113,483

Total	$17,814,287

First Mortgages	$13,921,662
Second Mortgages	3,892,625

Total	$17,814,287

Scheduled maturities of loans secured by trust deeds as of March 31, 2008 and the interest sensitivity of such loans are as follows:

Fixed Interest Rate

Year Ending December 31:
2008	$17,131,287
2009	683,000

Total	$17,814,287

The scheduled maturities for the year ending 2008 include ten (10) loans ($ 7,167,247) that are past maturity at March 31, 2008. It is the Fund’s experience that loans can be refinanced or repaid before or after the maturity date. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The Fund has no variable interest rate loans at March 31, 2008.

At March 31, 2008, 100% of the Fund’s loans receivable was collateralized by properties located in California.

At March 31, 2008, the Fund’s loan portfolio consisted of twenty three (23) real estate loans to unrelated parties totaling $15,827,459, and three (3) loans receivable from related parties amounting to $1,986,828.

o	Loan 200409 amounting to $110,476, due in monthly installments of $1,003 interest only at 10.90% maturing on August 31, 2008. This loan is secured by a first trust deed on the underlying property.
o
Loan 200412, an investment in participation notes issued by an affiliate amounting to $500,000 and maturing in December 2008. Interest is payable monthly at an effective rate of approximately 11.00% per annum.

o	Loan 200502 amounting to $470,737, due in monthly installments of$ 4,276 interest only at 10.90%. This loan matured on January 18, 2008 and is secured by a first trust deed on the underlying property.
o
Loan 200504 amounting to $802,800 due in monthly installments of $8,028 interest only at 12.00%. This loan matured on September 8, 2006 and is secured by a second trust deed on the underlying property.

o	Loan 200507 amounting to $257,375 due in monthly installments of $2,574 interest only at 12.00%. This loan matured on June 25, 2007 and is secured by a second trust deed on the underlying property.
o	Loan 200510 amounting to $455,042 due in monthly installments of $4,550 interest only at 12.00%. This loan matured on August 8, 2007 and is secured by a second trust deed on the underlying property.
o	Loan 200511 amounting to $549,240 due in monthly installments of $5,492 interest only at 12.00%. This loan matured on March 15, 2008 and is secured by a first trust deed on the underlying property.
o	Loan 200601 amounting to $552,000 due in monthly installments of $5,014 interest only at 10.90%. This loan matured on January 11, 2008 and is secured by a first trust deed on the underlying property.
o	Loan 200602 amounting to $589,473 due in monthly installments of $5,895 interest only at 12%. This loan matured on January 30, 2007 and is secured by a first trust deed on the underlying property.
o	Loan 200603 amounting to $2,780,000 due in monthly installments of $27,800 interest only at 12% maturing on May 2, 2008. This loan is secured by a first trust deed on the underlying property.
o	Loan 200608 amounting to $525,000 due in monthly installments of $4,769 interest only at 10.90% maturing on June 7, 2008. This loan is secured by a first trust deed on the underlying property.
o	Loan 200609 amounting to $390,580 due in monthly installments of $3,873 interest only at 11.90%. This loan matured on June 23, 2007 and is secured by a second trust deed on the underlying property.
o	Loan 200609.1 amounting to $345,000 due in monthly installments of $3,134 interest only at 10.90% maturing on June 27, 2008. This loan is secured by a first trust deed on the underlying property.
o	Loan 200612 amounting to $570,000 due in monthly installments of $5,653 interest only at 11.90% maturing on August 30, 2008. This loan is secured by a first trust deed on the underlying property.

o	Loan 200613 amounting to $400,000 due in monthly installments of $4,167 interest only at 12.50% maturing on October 4, 2008. This loan is secured by a first trust deed on the underlying property
o	Loan 200614 amounting to $380,000 due in monthly installments of $3,800 interest only at 12.00% maturing on April 17, 2008. This loan is secured by a first trust deed on the underlying property.
o	Loan 200615 amounting to $1,100,000 due in monthly installments of $10,542 interest only at 11.50% maturing on October 20, 2008. This loan is secured by a first trust deed on the underlying property.
o
Loan 200701 amounting to $1,900,000 due in monthly installments of $19,792 interest only at 12.50%. This loan matured on January 11, 2008 and is secured by a first trust deed on the underlying property.

o	Loan 200702 amounting to $665,691 due in monthly installments of $6,601 interest only at 11.90% maturing on September 2, 2008. This loan is secured by a first trust deed on the underlying property.
o	Loan 200703 amounting to $1,200,000 due in monthly installments of $11,900 interest only at 11.90% maturing on March 8, 2008. This loan is secured by a second trust deed on the underlying property.
o	Loan 200704 amounting to $683,000 due in monthly installments of $6,773 interest only at 11.90% maturing on June 4, 2009. This loan is secured by a first trust deed on the underlying property.
o	Loan 200705 amounting to $119,665 due in monthly installments of $1,187 interest only at 11.90% maturing on July 13, 2008. This loan is secured by a first trust deed on the underlying property.
o	Loan 200706 amounting to $1,085,000 due in monthly installments of $10,760 interest only at 11.90% maturing on August 17, 2008. This loan is secured by a first trust deed on the underlying property.
o	Loan 200707 amounting to $952,792 due in monthly installments of $9,131 interest only at 11.50% maturing on September 6, 2008. This loan is secured by a first trust deed on the underlying property.
o	Loan 200708 amounting to $145,000 due in monthly installments of $1,438 interest only at 11.90% maturing on September 21, 2008. This loan is secured by a first trust deed on the underlying property.
o	Loan 200709 amounting to $286,828 due in monthly installments of $3,585 interest only at 15.00% maturing on May 27, 2008. This loan is secured by a second trust deed on the underlying property.

Market Risk.

The Fund’s primary market risk in terms of its profitability is the exposure to fluctuations in general interest rates and diminution in values of the underlying real estate collaterals due to adverse economic conditions.  All of the Fund’s mortgage loans earn interest at fixed rates. Changes in interest rates may also affect the value of the Fund’s investment in mortgage loans and the rates the Fund reinvests funds obtained from loan repayments and new capital contributions from investors.  If interest rates increase, the interest rates the Fund obtains from reinvested funds will generally increase, but the value of the Fund’s existing loans at fixed rates will generally tend to decrease.  The risk is mitigated as the Fund does not intend to sell its loan portfolio, rather such loans are held until they are paid off.  If interest rates decrease, the amounts becoming available to the Fund for investment due to repayment of partnership loans may be reinvested at lower rates than the Fund had been able to obtain in prior investments, or than the rates on the repaid loans.  In addition, interest rate decreases may encourage borrowers to refinance their loans with the Fund at a time where the Fund is unable to reinvest in loans of comparable value.  The Fund does not hedge or otherwise seek to manage interest rate risk.  The Fund does not enter into risk sensitive instruments for trading purposes.

ASSET QUALITY

A consequence of lending activities is occasionally losses will be experienced and the amount of such losses will vary from time to time, depending upon the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers.  Many of these factors are beyond the control of the Manager.  There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio, especially in light of the current economic environment.

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the Manager, in connection with the periodic closing of the accounting records of the Fund and the preparation of the financial statements, determines whether the allowance for loan losses is adequate to cover potential loan losses of the Fund.  As of March 31, 2008 the Manager has determined the allowance for loan losses and real estate owned of $411,750 (loans: $311,750 and real estate owned: $100,000) is adequate.  Because of the number of variables involved, the magnitude of the swings possible and the Manager’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the Manager

Item 4T. Controls and Procedures.

As of March 31, 2008, the Fund carried out an evaluation, under the supervision and with the participation of the Manager’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Manager’s Principal Executive Officer and Principal Financial Officer, concluded the Fund’s disclosure controls and procedures are effective in timely alerting the Manager to material information relating to the partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no significant changes in the Fund’s internal control over financial reporting during the Fund’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting. The Fund’s operations are managed by its fund manager, Lakeside Financial Group, Inc. The Manager does not own a membership interest in the Fund.

 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Fund may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust. None of these actions would typically be of any material importance. As of the date hereof, the Fund is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

All sales were made under the exemption from registration provided by Section 3(a)(11) of the Securities Act of 1933, as amended, and under Rule 147 promulgated thereunder. The offering is limited to California residents only. The Fund derives 100% of its revenues from loans secured by real property located in California. The Fund’s Operating Agreement and Subscription Agreement, both of which are executed by the investor, contain written disclosures regarding the limitations on resale prescribed by Rule 147.

With respect to applicable state securities laws, all sales were made pursuant to a permit issued to the Fund by the California Department of Corporations (“DOC”) pursuant to Sections 25110 and 25113 of the California Corporations Code. The permit must be renewed each year by filing a renewal application and an updated Offering Circular for approval by the DOC. The renewed permit was issued by the DOC on February 29, 2008.

During the period covered by this report the Fund made the following sales of unregistered securities, to various investors meeting the Fund’s investor suitability standards, on the terms described above:

Date of Sale	Units Sold	Purchase Price
01/14/08	294.51	$29,451
02/01/08	252.25	$25,225
03/31/08	233.38	$23,338
01/04/08 (reinvestment)	628.54	$ 62,854
02/05/08 (reinvestment)	628.03	$ 62,803
03/05/08 (reinvestment)	381.74	$ 38,174

Item 3.  Defaults on Senior Securities

Three (3) of the loans guaranteed by the same Principal (Note 6 - Concentration) were subordinated to first trust deed loans totaling $2,929,000 at interest rates of 11%-12% per year. Interests on these notes have been delinquent for periods ranging from 7-15 months and the borrower has not paid the holder of the first trust deed as of March 31, 2008. Additionally, another loan that was guaranteed by the same Principal was foreclosed upon in January 2008, subject to a first trust deed amounting to $800,000 at 11% interest rate. Interest on this senior note was 16 months past due as of March 31, 2008, therefore, based on the terms of the note, the Fund is in default on this senior deed of trust.

A senior first trust deed amounting to $550,000 at 12% interest rate has already matured on February 1, 2008. The Fund holds the second trust deed and exercised its right to foreclose in October 2007 and the property has now been listed for sale. Interest has been delinquent since January 2007, therefore, based on the terms of the note, the Fund is in default on this senior deed of trust.

A senior first trust deed amounting to $1,125,000 at 12% interest rate was assumed when the Fund foreclosed on a promissory note in August 2007. Interest on this senior note was 7 months past due, therefore, based on the terms of the note, the Fund is in default on this senior deed of trust.

Item 6.  Exhibits

Exhibit No.  Description

3.1.*	Articles of Organization
3.1.*	Operating Agreement of Lakeside Mortgage Fund, LLC
3.2.**	Amendment No. 1 to Operating Agreement
31.1.	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company’s Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on August 6, 2004.

** Incorporated by reference to the Company’s Annual Report on Form 10-KSB, originally filed with the Commission under the Exchange Act on March 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 20th day of May, 2008

LAKESIDE MORTGAGE FUND, LLC, A California Limited Liability Company

By:	Lakeside Financial Group, Inc., Manager

By:	/s/ Paula M. Lewis
Paula M. Lewis, President & CEO