Form 10-Q
period 2008-06-30
LAKESIDE MORTGAGE FUND LLC
filed 2008-08-20
CIK 1299919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

LAKESIDE MORTGAGE FUND, LLC
(A California Limited Liability Company)
Index

Part 1   FINANCIAL INFORMATION

Item 1  FINANCIAL STATEMENTS

LAKESIDE MORTGAGE FUND, LLC
(A California Limited Liability Company)
BALANCE SHEETS
JUNE 30, 2008 (unaudited) AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007

ASSETS

Cash and cash equivalents	$592,979	$224,016
Cash restricted for loan interest reserve	49,235	176,805
Interest receivable	95,978	117,690
Accounts receivable - related parties	108,672	36,043
Notes receivable - related parties	2,111,000	2,136,218
Notes receivable - non related parties, net of allowance for loan losses: $ 824,853 and $187,512	13,045,181	16,463,118
Real estate owned (REO) property, net of allowance for losses: $542,600 and $100,000	6,608,078	4,228,871

TOTAL ASSETS	$22,611,123	$23,382,761
LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and other current liabilities	$348,739	$37,676
Deferred interest on notes receivable	49,235	292,442
Notes payable	2,475,000	1,675,000
Total liabilities	2,872,974	2,005,118

Un-invested subscriptions	20,606	38,360

Members' equity
Members' contributions, net	21,201,314	21,434,879
Distributions in excess of earnings	(1,483,771)	(95,596)

Total members' equity	19,717,543	21,339,283

TOTAL LIABILITIES AND MEMBERS' EQUITY	$22,611,123	$23,382,761

The accompanying notes are an integral part of these financial statements

LAKESIDE MORTGAGE FUND, LLC
(A California Limited Liability Company)
STATEMENTS OF OPERATION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Interest income	$296,076	$517,986	$656,970	$953,051
Total revenues	296,076	517,986	656,970	953,051

Expenses
Professional fees	83,551	20,200	116,151	35,650
Provision for loan and REO losses	966,729	68,000	1,090,967	86,000
Interest expense	39,249	-	104,166	-0-
Other expenses	90,163	63,165	164,401	113,728

Total expenses	1,179,692	151,365	1,475,685	235,378

Net income/(loss)	$(883,616)	$366,621	$(818,715)	$717,673

The accompanying notes are an integral part of these financial statements

LAKESIDE MORTGAGE FUND, LLC
(A California Limited Liability Company)
STATEMENT OF MEMBERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008 (unaudited)

	Members'	Distributions in
	Contributions	excess of earnings	TOTAL

Balance, January 1, 2008	$21,434,879	$(95,596)	$21,339,283

Contributions	322,365		322,365
Costs incurred in raising capital	(4,710)		(4,710)
Reinvestment of members' distributions	240,239		240,239
Members’ withdrawal	(791,459)		(791,459)
Net loss		(818,715)	(818,715)
Distributions		(569,460)	(569,460)

Balance, June 30, 2008	$21,201,314	$(1,483,771)	$19,717,543

The accompanying notes are an integral part of these financial statements

LAKESIDE MORTGAGE FUND, LLC
(A California Limited Liability Company)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007(unaudited)

	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$(818,715)	$717,673
Provision for loan and REO losses	1,090,967	86,000
Change in:
Interest receivable	(142,293)	(4,097)
Accounts receivable related parties	(72,629)	-
Cash restricted for loan interest reserves	127,570	86,928
Accounts payable and other liabilities	311,063	(17,469)
Deferred interest on notes	(243,207)	(86,928)

Net cash provided by operating activities	252,756	782,107

Cash Flows from Investing Activities:
Notes receivable secured by real estate-non related parties and real estate owned properties:
Funding	(478,387)	(4,749,735)
Payoff	1,351,793	1,319,420
Notes receivable secured by real estate-related parties
Funding	(199,172)	(1,200,000)
Payoff	224,390	-

Net cash provided by (used in) investing activities	898,624	(4,630,315)

Cash Flows from Financing Activities:
Members' contributions, subscriptions and re investments	583,211	2,986,321
Members' withdrawals	(791,459)	(1,189,859)
Costs incurred in raising capital and commissions	(4,710)	(248,016)
Distributions to members	(569,459)	(750,134)

Net cash provided by (used in) financing activities	(782,417)	798,312

Net increase (decrease) in cash during the period	368,963	(3,049,896)

Cash in bank, beginning of period	224,016	3,693,595

Cash in bank, end of period	$592,979	$643,699

Non cash investing and financing transactions:
Conversion of notes receivable to real estate owned	$1,930,000	-
Assumption of note payable on real estate owned	$800,000	-

The accompanying notes are an integral part of these financial statements.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2008

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

The accompanying unaudited condensed financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Fund’s Manager, these unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Fund at June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2008. Please refer to the Fund’s 2007 Annual Report on Form 10-KSB for the complete financial statements for the period ended December 31, 2007.

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

The Fund will continue to operate indefinitely until dissolved and terminated by a vote of the members holding a majority of the outstanding membership interests, with the concurrence of the Fund Manager.

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

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2008

As of June 30, 2008 the Fund has received requests for withdrawal from one hundred and three investors representing $6,050,841 of membership interest which have not yet been paid, subject to the limitations of the membership agreement that does not allow for total annual fund withdrawals of more than 10% of the total capital account at the beginning of the year ($2,244,000). The withdrawals are expected to be processed and paid over the next fourteen quarters.

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

The Fund receives certain operating and administrative services from the Manager, some of which may not be reimbursed to the Manager. During the three and six months ended June 30, 2008 and 2007, the Manager waived a total of $174,379 and $146,065, and $347,308 and $290,635 of management and loan service fees, respectively. The Fund’s financial position and results of operations would likely be different without this relationship with the Manager.

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

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2008

(c)	Cash and Cash Equivalents
For purposes of the statements of cash flows, cash and cash equivalents include interest-bearing and non interest-bearing bank deposits, money market accounts and commercial paper with original maturities of three months or less. Periodically, the Fund’s cash balances exceed federally insured limits.

(d)	Loans Secured by Trust Deeds
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

(e)	Allowance for Loan Losses
The allowance for loan losses will be established as losses are estimated to have occurred through a provision for loan losses that will be charged to earnings. Loan losses will be charged against the allowance when management believes the un-collectability of a loan balance is confirmed. Subsequent recoveries, if any, will be credited to income. The allowance for loan losses will be evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The following shows the activities in the allowance for loan losses during the 6-month period ended June 30, 2008:

Balance, December 31, 2007	$187,512
Additions	637,341
Write offs	-

Balance, June 30, 2008	$824,853

(h)	Real Estate Held for Sale
Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

(i)	Cash Restricted for Loan Interest Reserve
The Fund often requires borrowers to set up interest reserve accounts from which monthly payments of interest are made. The interest reserve is deposited into a separate bank account in the name of the Fund, designated specifically as interest reserve on loans issued by the Fund. At the end of the month, the Fund draws the calculated monthly interest on outstanding loans from the interest reserve account and transfers such amount into the general operating account of the Fund as part of the distributable fund available for monthly disbursement to the members. The equivalent unearned amount is recorded as deferred interest in the liabilities section of the balance sheet. As of June 30, 2008, the loan interest reserve had a balance of $49,235.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2008

(j)	Contra-Equity Accounts: Offering Costs and Commissions Incurred in Connection with Raising of Capital

Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees and broker’s commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees paid by the Fund are currently up to 6.5%. The brokers are also entitled to receive “trailer commissions” equivalent to 1.0% of the average daily invested capital at the 1 year anniversary of the invested funds. The initial marketing/broker’s fees are capitalized in accordance with US GAAP, pursuant to the AICPA’s Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Subsequent payments of trailer commissions however are treated as period costs and charged to current earnings of the Fund. As such, the initial marketing/broker’s fees are included in the balance sheet under the caption heading “Members’ contributions, net” while the trailer commissions are shown in the statement of operations, when incurred. The Fund incurred $1,275 and $4,710 of syndication costs and brokers’ fees during the three and six months ended June 30, 2008.

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

As of June 30, 2008, the un-invested funds in the subscription account were $20,606.

(f)	Revenue Recognition
Interest is recognized as revenue when earned according to the contractual terms of the loan and when collection is reasonably expected.

(g)	Income Taxes
The Fund is treated as a partnership for federal and California income tax purposes. Consequently, all tax effects of the Fund’s income or loss are passed through to the members individually, and no federal or California income taxes are provided for in the financial statements of the Fund. The Fund pays an annual California tax and an annual California LLC fee based upon its annual gross receipts.

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

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2008

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:
•	Level 1 - quoted price in active markets for identical securities;
•	Level 2 - other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
•	Level 3 - significant observable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our assets and (liabilities) pursuant to SFAS No. 157 (in thousands):

	June 30, 2008
	Fair Value	Input Level

Notes receivable-related party	$2,111	Level 3
Notes receivable	$13,045	Level 3
Real estate owned	$6,608	Level 3

Valuation of notes receivable
The fair value of our notes receivable approximates carrying value based upon estimated cash flow.

Valuation of Real Estate owned
We estimate the fair value of real estate owned based upon market comparables less cost of disposal and estimated carrying costs. The fair value approximates carrying value at June 30, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2009. Early adoption is not permitted. We do not expect that SFAS 141 (R) or SFAS 160 will have a material impact on our consolidated results of operations, financial position or liquidity.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2008

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

Note 3 -  Notes Receivable

At June 30, 2008, the Fund held the following types of mortgages:

Commercial	$4,454,250
Construction	5,337,094
Unimproved Land	6,189,690

Total	$15,981,034

First Mortgages	$12,354,817
Second Mortgages	3,626,217

Total	$15,981,034

Scheduled maturities of loans secured by trust deeds as of June 30, 2008 and the interest sensitivity of such loans are as follows:

Fixed
Interest
Rate
Year Ending December 31:
2008	$15,298,034
2009	683,000

Total	$15,981,034

The scheduled maturities for the year ending 2008 include eleven loans (totaling $9,814,930) that are past maturity at June 30, 2008. It is the Fund’s experience that loans can be refinanced or repaid before or after the maturity date. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Accrued interest receivable on the eleven loans mentioned above amounted to $88,142 as of June 30, 2008; loans are classified under non-accrual status at the time the Manager determines that collection of interest is doubtful, therefore, interest has not been accrued on a majority of these loans for periods ranging from 1-21 months. Additionally, two loans amounting to $683,000 and $1,085,000 that have not yet matured were delinquent in interest payments for 9 and 3 months, respectively. Occasionally, the Fund allows borrowers to continue to make the payments on loans past maturity for periods of time. The loans are collateralized by the underlying real estate properties.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2008

The Fund has no variable interest rate loans at June 30, 2008.

At June 30, 2008, 100% of the Fund’s loans receivable was collateralized by properties located in California.

At June 30, 2008, the Fund’s gross loan portfolio consisted of seventeen real estate loans to unrelated parties totaling to $13,870,034 and three loans receivable from related parties amounting to $2,111,000.

1.
Loan 200412, an investment in participation notes issued by an affiliate amounting to $500,000 and maturing in December 2008. Interest is payable monthly at an effective rate of approximately 9.00% per annum.

2.
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
7.
Loan 200603 amounting to $2,780,000 due in monthly installments of $27,800 interest only at 12%. This loan matured on May 2, 2008. This loan is secured by a first trust deed on the underlying property.

8.
Loan 200608 amounting to $525,000 due in monthly installments of $4,769 interest only at 10.90%. This loan matured on June 7, 2008. This loan is secured by a first trust deed on the underlying property.

9.
Loan 200609.1 amounting to $345,000 due in monthly installments of $3,134 interest only at 10.90%. This loan matured on June 27, 2008. This loan is secured by a first trust deed on the underlying property.

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

13.	Loan 200702 amounting to $685,693 due in monthly installments of $6,800 interest only at 11.90% maturing on September 2, 2008. This loan is secured by a first trust deed on the underlying property.
14.
Loan 200703 amounting to $1,200,000 due in monthly installments of $11,900 interest only at 11.90%. This loan matured on March 8, 2008. This loan is secured by a second trust deed on the underlying property.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2008

15.	Loan 200704 amounting to $683,000 due in monthly installments of $6,773 interest only at 11.90% maturing on June 4, 2009. This loan is secured by a first trust deed on the underlying property.
16.	Loan 200705 amounting to $123,261 due in monthly installments of $1,222 interest only at 11.90% maturing on July 13, 2008. This loan is secured by a first trust deed on the underlying property.
17.	Loan 200706 amounting to $1,085,000 due in monthly installments of $10,760 interest only at 11.90% maturing on August 17, 2008. This loan is secured by a first trust deed on the underlying property.
18.	Loan 200707 amounting to $1,198,900 due in monthly installments of $11,489 interest only at 11.50% maturing on September 6, 2008. This loan is secured by a first trust deed on the underlying property.
19.	Loan 200708 amounting to $220,250 due in monthly installments of $2,184 interest only at 11.90% maturing on September 21, 2008. This loan is secured by a first trust deed on the underlying property.
20.
Loan 200709 amounting to $411,000 due in monthly installments of $5,138 interest only at 15.00%. This loan matured on May 27, 2008. This loan is secured by a second trust deed on the underlying property.

Note 4 - Related Party Transactions

Notes Receivable
The Fund may invest up to 20% of its total assets in loans to affiliated entities. On June 30, 2008, the Fund had an interest in three loans issued by affiliated entities. One loan is a commercial loan for $411,000, all of which was funded through June 30, 2008. The note bears an interest rate of 15.00% and was due on May 27, 2008. The loan was still outstanding as of June 30, 2008. The second participation loan amounting to $500,000 matures in December 2008 and bears a nominal interest rate of 9% per annum. Interest payments have been delinquent since April 2007 and total $56,250 as of June 30, 2008. The third loan amounting to $1,200,000 matured on March 8, 2008 and bears interest at 11.90%. Delinquent interest at the default rate since maturity totals $63,657. Pursuant to a provision of the Operating Agreement, the Manager is obligated to purchase from the Fund any related-party loan with respect to which any material event of default by the borrower has occurred and is continuing for thirty days. There are two such loans described above. The Manager is aware of the default on these two loans and is in active discussion with the affiliated borrowers with the objective of curing all defaults.

For the three months ended June 30, 2008 and 2007, the Fund recognized interest income on loans to related parties amounting to $14,548 and $54,578. For the six months ended June 30, 2008 and 2007, the Fund recognized interest income of $52,212 and $80,459, respectively on loans to related parties.

As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of June 30, 2008 the Fund is in compliance with this restriction.

Contra Equity Costs
During the quarter ended June 30, 2008 the Fund incurred no additional costs in connection with the offering of units of membership interest in the Fund. Expenditures consisted primarily of the initial accounting and filing costs relating to the registration and have been treated as syndication costs as contemplated in the AICPA’s Technical Practice Aid TIS 7200.07 (Accounting for Syndication Costs of Limited Partnerships). Accordingly, these costs are treated as reduction of paid in capital.

The Fund paid commissions to securities brokers in connection with the sale of membership interests by the Fund. The commission rate was up to 6.5% of the gross sales proceeds from the sale of units of the Fund. The total amount of net brokers’ commissions paid during the quarters ended June 30, 2008 and 2007 were $1,275 and $46,493, respectively. These costs are recorded as “Costs incurred in raising capital” and included in the balance sheet under the heading “Members’ contributions, net”.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2008

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

Broker’s Commissions on Invested Funds
The Fund has retained the services of securities broker/dealers to sell units of membership interest in the Fund. One such broker/dealer is ePlanning Securities, Inc., which is affiliated with the Manager. Certain shareholders of the Manager (who are not members of the Fund) are also shareholders and/or directors of ePlanning. ePlanning sold membership units of the Fund to its client-investors during the quarters ended June 30, 2008 and 2007 amounting to $31,640 and $1,005,311 of which it realized commissions totaling $1,275 and $46,493, respectively. The brokers do not earn a commission until funds are transferred from the subscription account to members’ equity, at which time the funds become contributed capital of the Fund.

Management and servicing fees
The Manager earned $0 and $16,522 during the quarters ended June 30, 2008 and 2007, respectively, representing management and servicing fees it was entitled to receive from the Fund. The Manager earned $0 and $30,535 during the six months ended June 30, 2008 and 2007, respectively.

Note 5 - Real Estate Owned (REOs) and Notes Payable

The following schedule reflects the activities in REOs at June 30, 2008:

Gross balance, January 1, 2008	$4,328,871
Additions	2,821,807
Dispositions	-
Reserve	(542,600)

Net balance, June 30, 2008	$6,608,078

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2008

Three loans were foreclosed on during the six months ended June 30, 2008, in addition to the four that were foreclosed during 2007. The REOs are valued at the lower of the estimated net realizable values and carrying costs of the REOs. The first REO was taken over in April 2007 (loan amount: $850,000) consisting of a commercial property (vacant building and 1.39 acre parcel in Oroville, CA). The second property was taken over in May 2007 (construction loan amount: $928,200) consisting of two newly-constructed single family homes in Marina City, CA. When the borrower defaulted, the Company took possession of the unfinished project and hired a general contractor to finish the construction project. This involved the infusion of additional funds to finish the project amounting to approximately $242,000 at June 30, 2008. The third property is a 1.5 acre vacant parcel in Tustin Hills, CA which was taken over in October 2007 (loan amount: $270,000) subject to a senior first trust deed loan amounting to $550,000. The first trust deed bears a 12% interest rate, with a monthly interest payment of $5,500. The senior note matured in February 2008. The fourth property consists of a 24.02 vacant parcel in Los Gatos Hills, Santa Clara County, CA. This property was taken over in August 2007 (loan amount: $260,000) and was subject to a senior first trust deed loan amounting to $1,125,000. The first trust deed bears a 12% interest rate, with a monthly interest payment of $11,250, which matured in April 2008. The fifth property consists of 10 acres of undeveloped land in Galt, CA (loan amount: $890,000). This property was taken over in January 2008 and was subject to a senior first trust deed loan amounting to $800,000, which was assumed by the Fund. The senior lien bears an 11% interest rate, with a monthly interest only payment of $7,333.33. The sixth property was taken over in May 2008 (loan amount: $552,000) and consists of 14.78 acres of undeveloped land in Madera County, CA. The seventh property was taken over in June 2008 (loan amount: $400,000) and consists of 19 acres of agricultural land in Le Grand, CA. The total notes payable related to REO due at June 30, 2008 totaled $2,475,000.

The Manager is working to list these properties for sale with real estate brokers in the communities where the properties are located. The only other significant carrying costs that the Company anticipates in connection with holding the properties are real estate property taxes and liability insurance. The taxes and insurance premiums are expensed when incurred.

Note 6 -  Concentrations, commitments and contingencies and workout agreements

Notes receivable - non related parties
Five loans totaling $2,653,930 were made to separate entities controlled by the same person. The various borrowing entities were organized for different purposes, and own real properties in various places in California, mostly in the Central Valley. These loans represent 17% of the total loan portfolio. All five loans have matured and remained outstanding at June 30, 2008. Interests on these loans have not been accrued for periods ranging from 9-22 months. The loans are collateralized by the underlying real estate properties, and are personally guaranteed by the controlling person.

Commitments and contingencies
The Fund has outstanding loan commitments on three construction loans totaling $1,224,146 which was undisbursed at June 30, 2008.

Workout agreements
The Fund periodically negotiates various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. As of June 30, 2008, there were six loans totaling $ 5,026,261 under negotiation or in the process of workout agreements.

Legal proceedings
The Manager of the Fund has been named in two civil actions, Oakdale Heights Redding I, LLC et al v. Asset Real Estate & Investment Company, et al. filed April 18, 2008 in Shasta Superior Court and Dean G. Nowacki, et al. v. Asset Real Estate & Investment Company, et al. filed May 21, 2008 in Shasta Superior Court. As a result of these civil actions the Manager’s legal counsel informed the California Department of Corporations that the Manager would voluntarily stop offering the Fund for investment until further notice.

The Fund is involved in various legal actions related to foreclosures and loans in default, which arise in the normal course of business. Management is currently unable to estimate the effect of these matters on the financial position of the Fund.

LAKESIDE MORTGAGE FUND, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)
Notes to Financial Statements (Unaudited)
June 30, 2008

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

Securities Laws
In offering the units of membership interest, the Fund is subject to applicable federal and state securities laws. On the federal level, the Fund is offering the membership interests pursuant to the exemption from registration for intrastate offerings provided by Section 3(a) (11) of the Securities Act of 1933, as amended, and Rule 147 promulgated thereunder. In accordance with this exemption, the membership interests are offered only in California, the Fund restricts the amount of its assets which are located outside of California and members are prohibited from transferring any part of their membership interests to out-of-state transferees for a period of nine months.

On the state level, the Fund is offering the units of membership interest pursuant to a permit issued by the California Department of Corporations. The permit requires annual renewal. The original permit was issued on February 24, 2003. The permit was most recently renewed on February 29, 2008.

As of June 30, 2008, the Fund was in compliance with all applicable federal and state securities laws.

Note 8 - Subsequent Events

In July 2008 one of the REO properties, a 1.5 acre parcel in Tustin Hills, CA, was foreclosed on by the senior first trust deed holder and the Fund did not receive any proceeds from the sale of the underlying collateral. The loss associated with this property is approximately $345,000, and has been fully reserved for as of June 30, 2008.

In July 2008 the fund foreclosed and took over property related to an outstanding loan of $1,900,000. The property consists of 194 acres of land in Oroville, CA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held.  At June 30, 2008, there were seven real estate properties held, acquired through foreclosure during the prior year and through the first half of 2008.

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses that is charged to earnings. Loan losses are charged against the allowance when management believes the un-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The Fund receives certain operating and administrative services from the Manager, some of which may not be reimbursed to the Manager. During the three and six months ended June 30, 2008 and 2007, the Manager waived a total of $174,379 and $146,065, and $347,308 and $290,635 and of management fees, respectively. The Fund’s financial position and results of operations would likely be different without this relationship with the Manager.

The Fund may invest up to 20% of its total assets in loans to affiliated entities. On June 30, 2008, the Fund had an interest in three loans issued by affiliated entities. One loan is a commercial loan for $411,000, all of which was funded through June 30, 2008. The note bears an interest rate of 15.00% and was due on May 27, 2008. The loan was still outstanding as of June 30, 2008. The second participation loan amounting to $500,000 matures in December 2008 and bears a nominal interest rate of 9% per annum. Interest payments have been delinquent since April 2007 and total $56,250 as of June 30, 2008. The third loan amounting to $1,200,000 matured on March 8, 2008 and bears interest at 11.90%. Delinquent interest at the default rate since maturity totals $63,657. Pursuant to a provision of the Operating Agreement, the Manager is obligated to purchase from the Fund any related-party loan with respect to which any material event of default by the borrower has occurred and is continuing for thirty days. There are two such loans described above. The Manager is aware of the default on these two loans and is in active discussion with the affiliated borrowers with the objective of curing all defaults.

For the three months ended June 30, 2008 and 2007, the Fund recognized interest income on loans to related parties amounting to $14,548 and $54,578. For the six months ended June 30, 2008 and 2007, the Fund recognized interest income of $52,212 and $80,459, respectively on loans to related parties.

As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined. As of June 30, 2008, the Fund is in compliance with this restriction.

Results of Operations

The decrease in interest income for the three and six month period ended June 30, 2008 as compared to the same periods in 2007 was primarily due to a higher level of non-performing loans for a longer period of time during the current period. There were eleven non performing loans that have delinquent interest for periods ranging from 3-21 months at June 30, 2008 versus three non-performing loans with past due interests ranging between 1-9 months at June 30, 2007. Additionally, there were seven real estate owned properties (REO) amounting to $7,150,678 (before a reserve of $542,600) at June 30, 2008 versus $2,158,220 on June 30, 2007.

The increase in professional fees for the three and six month period ended June 30, 2008 as compared to 2007 was due to increased audit and legal fees. Legal fees have increased and will continue to increase due to the volume of foreclosures and loans in default.

The increase in interest expense for the three and six months ended June 30, 2008 is the result of notes payable assumed in connection with taking control of the REO’s.

The increase in the provision for losses on loans and real estate properties for the three and six months ended June 30, 2008 as compared to the same periods in 2007 was due to the increase in the allowance for loan losses based on management’s estimates of fair value and recoverability, reflecting current market conditions and the declining real estate market.

Allowance for Losses

The Manager periodically reviews the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, borrower’s payment records and other data relating to the loan portfolio.  Data on the local real estate market and on the national and local economy are studied. Based upon this and other information, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of the Fund’s operations.  The Fund is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the Manager expects on occasion to take back real estate security.   At June 30, 2008, eleven loans ($9,814,930 or 61% of total loan portfolio) have already matured and remained unpaid at the end of the period. Accrued interest receivable on these loans amounted to $88,142 as of June 30, 2008; these loans are classified under non-accrual status at the time the Manager deemed that collection of interest was doubtful; therefore interest has not been accrued on a majority of these loans for periods ranging from 1-21 months. Additionally, two loans amounting to $683,000 and $1,085,000 that have not yet matured were delinquent in interest payments for 9 and 3 months, respectively. The Manager occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.   Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.   The number of foreclosures and workout agreements will generally rise during difficult times and conversely fall during good economic times.   These factors have been considered by management to arrive at an appropriate level of allowance for loan losses. Due to the number of variables involved, the magnitude of possible swings and the Manager’s inability to control many of these factors, actual results may and do sometimes differ materially from estimates made by the Manager.

Three loans were foreclosed during the six months ended June 30, 2008, in addition to the four that were foreclosed during 2007. The REOs are valued at the lower of the estimated net realizable values and carrying costs of the REOs. The first REO was taken over in April 2007 (loan amount: $850,000) consisting of a commercial property (vacant building and 1.39 acre parcel in Oroville, CA). The second property was taken over in May 2007 (construction loan amount: $928,200) consisting of two newly-constructed single family homes in Marina City, CA. When the borrower defaulted, the Company took possession of the unfinished project and hired a general contractor to finish the construction project. This involved the infusion of additional funds to finish the project amounting to approximately $242,000 at June 30, 2008. The third property is a 1.5 acre vacant parcel in Tustin Hills, CA which was taken over in October 2007 (loan amount: $270,000) subject to a senior first trust deed loan amounting to $550,000. The first trust deed bears a 12% interest rate, with a monthly interest payment of $5,500. The senior note matured in February 2008. The fourth property consists of a 24.02 vacant parcel in Los Gatos Hills, Santa Clara County, CA. This property was taken over in August 2007 (loan amount: $260,000) and was subject to a senior first trust deed loan amounting to $1,125,000. The first trust deed bears a 12% interest rate, with a monthly interest payment of $11,250, which matured in April 2008. The fifth property consists of 10 acres of undeveloped land in Galt, CA (loan amount: $890,000). This property was taken over in January 2008 and was subject to a senior first trust deed loan amounting to $800,000, which was assumed by the Fund. The senior lien bears an 11% interest rate, with a monthly interest only payment of $7,333.33. The sixth property was taken over in May 2008 (loan amount: $552,000) and consists of 14.78 acres of undeveloped land in Madera County, CA. The seventh property was taken over in June 2008 (loan amount: $400,000) and consists of 19 acres of agricultural land in Le Grand, CA. The total notes payable related to REO due at June 30, 2008 totaled $2,475,000.

The Manager is working to list the properties for sale with real estate brokers in the communities where the properties are located. The only other significant carrying costs that the Company anticipates in connection with holding the properties are real estate property taxes and liability insurance. The taxes and insurance premiums are expensed when incurred.

The Manager made increases to the provision for loan loss reserves of $637,341 and $68,000 during the six month period ended June 30, 2008 and 2007, respectively.  The allowance for loan loss reserve of $824,853 and $187,512 as of June 30, 2008 and December 31, 2007, respectively, is considered to be adequate for the secured loan portfolio balances of $15,981,034 and $18,822,891, respectively. The reserve for losses on REOs as of June 30, 2008 and December 31, 2007 was $542,600 and $100,000, respectively.

PORTFOLIO REVIEW

Loan Portfolio

The Fund’s loan portfolio consists primarily of short-term (one to two years), fixed rate loans secured by real estate in the State of California. At June 30, 2008, the Fund’s loan portfolio consisted of seventeen real estate loans to unrelated parties totaling $13,870,034, and three loans receivable from related parties amounting to $2,111,000.

At June 30, 2008, the Fund held the following types of mortgages:

Commercial	$4,454,250
Construction	5,337,094
Unimproved Land	6,189,690

Total	$15,981,034

First Mortgages	$12,354,817
Second Mortgages	3,626,217

Total	$15,981,034

Scheduled maturities of loans secured by trust deeds as of June 30, 2008 and the interest sensitivity of such loans are as follows:

Fixed
Interest
Rate
Year Ending December 31:
2008	$15,298,034
2009	683,000

Total	$15,981,034

The scheduled maturities for the year ending 2008 include eleven loans totaling $9,814,930 that are past maturity at June 30, 2008. It is the Fund’s experience that loans can be refinanced or repaid before or after the maturity date. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Five loans totaling $2,653,930 were made to separate entities controlled by the same person. The various borrowing entities were organized for different purposes, and own real properties in various places in California, mostly in the Central Valley. These loans represent 17% of the total loan portfolio. All 5 loans have matured and remained outstanding at June 30, 2008. Interest on these loans has not been accrued for periods ranging from 9-22 months. The loans are collateralized by the underlying real estate properties, and are personally guaranteed by the controlling person.

Liquidity and Capital Resources

As of June 30, 2008, we have sold a total of 232,045.42 Units, at $100 per Unit, for a total of $23,204,542. As of June 30, 2008, Fund members electing to reinvest their monthly income distributions have reinvested $2,471,466 back into the Fund. After deducting for broker commissions and offering expenses ($1,098,674), the net proceeds to the Fund from these sales (which include reinvestment of earnings) have been $24,577,334. Members withdrew a total of $3,454,027 through the period ended June 30, 2008. As of June 30, 2008, the Fund has $15,981,034 invested in commercial mortgage loans. As of June 30, 2008, the Fund has 378 members.

To compare this with how the Fund was doing during the same period last year, as of June 30, 2007 we had sold a total of 239.238.12 Units, for a total of $23,923,812. Reinvested funds amounted to $1,779,624. After deducting for broker commissions and offering expenses ($1,013,055), the net proceeds to the Fund from these sales were $22,910,757. Members withdrew a total of $2,076,407 through the period ended June 30, 2007. The Fund had $18,295,552 invested in commercial mortgage loans. As of June 30, 2007, the Fund had 387 members.

Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of paid in capital. Initial marketing fees, and broker’s commissions paid to an outside brokerage firm, are treated as contra-equity accounts. The fees are currently up to 6.5% (6% commission, 0.5% marketing fee). Brokers are also entitled to receive “trailer commissions,” equivalent to 1.0% of the average daily balance of invested capital for each investor. These are received following each anniversary of the investor’s initial investment. As of June 30, 2008, the Fund has capitalized $1,098,674 of syndication costs since inception.

The Fund will continue to be managed by Lakeside Financial Group, Inc., which will continue to underwrite and select loans for the Fund to invest in, as well as short term investments for cash between loans. The Manager will continue to manage the Fund as described in the Fund’s Operating Agreement. The Fund will continue to pay the Manager, on a monthly basis, a management fee (annualized at 2.75% of gross assets under management) and loan servicing fee (annualized at 0.25% of loan principal amounts) to the extent these fees are not waived by the Manager. During the quarter ended June 30, 2008, the Manager accepted no management fees and waived a total of $174,379 of these fees. During the six months ended June 30, 2008, the Manager accepted no management fees and waived a total of $347,308.

Until recently the Fund has raised capital through the sale of membership interests and has invested that capital in commercial real estate loans. As noted in Part II, Item 1, however, the Manager has temporarily ceased offering the Fund as an investment and therefore is not currently a source of capital to the Fund. The Fund has no off-balance sheet arrangements.

The Fund also relies upon loan payoffs and borrowers’ mortgage payments as a source of funds for loans and operations.  The Fund has seen an increase in the number of slow paying loans and those in default. Due to this slowdown and a decrease in the amount of new member contributions, the Fund has made no new loan investments in the second quarter of 2008.  The largest cash outflow during the six months ended June 30, 2008; $791,459 was related to member withdrawals.

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

As of June 30, 2008 the Fund has received requests for withdrawal from one hundred and three investors representing $6,050,841 of membership interest which have not yet been paid, subject to the limitations of the membership agreement that does not allow for total annual fund withdrawals of more than 10% of the total capital account at the beginning of the year ($2,244,000). The withdrawals are expected to be processed and paid over the next fourteen quarters.

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

The unemployment rate in the United States, a significant factor in the borrower’s ability to service their debt, decreased to a low of 4.4% in December 2006 and gradually rose to 5.0% in December 2007. The unemployment rate in the United States for June 2008 was 5.5%. The most recent low in California’s unemployment occurred in November 2006 at 4.8%. This rate has gradually increased to 5.3% in June of 2007 and as of June 2008, stood at 7.0%.

In an attempt to counter the slowing economy, rising unemployment, and the turmoil created by a credit crisis stemming from the subprime mortgage loan market write downs, the Federal Reserve has made multiple rate reductions. The Federal Funds Rate now stands at 2.00% as of August 15, 2008, compared to 5.25% at this time last year. The prime rate offered by banks for borrowing has followed in step with the reductions in the Federal Funds Rate and is currently at 5.0%, a decrease of 3.25% compared to this time last year.

As some of our loans pertain to undeveloped land or construction loans planned for residential construction, residential mortgage rates can affect the viability of a project. Freddie Mac reports average interest rates for 30 year fixed rate conforming loans were 6.66% for June 2007, 6.10% for December 2007, and 6.45% for June 2008.

There continues to be an increase in loan delinquencies and foreclosures in the real estate market in California and nationwide. During the first six months of 2008, the number of vacant land and commercial developments in foreclosure increased to the highest level in more than 15 years. Lending institutions throughout California sent 121,341 default notices during the second quarter of 2008, an increase of 125% from the second quarter of 2007. (Dataquick) The California Association of Realtors, (CAR), reported their unsold inventory index, which indicates the number of months needed to deplete the market supply of properties at the current sales rate, was 7.7 months in June 2008 compared to 10.2 months in June 2007, the increased volume is largely due to the 38% decline in the median home prices in California.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

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

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the Manager, in connection with the periodic closing of the accounting records of the Fund and the preparation of the financial statements, determines whether the allowance for loan losses is adequate to cover potential loan losses of the Fund.  As of June 30, 2008 the Manager has determined that the allowance for loan losses and real estate owned of $1,367,453 (loans: $824,853 and real estate owned: $542,600) is adequate.  Because of the number of variables involved, the magnitude of the swings possible and the Manager’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the Manager.

For a quantitative analysis of the loan and REO portfolio please see the Portfolio Review section of Management’s Discussion and Analysis.

Item 4T. Controls and Procedures.

The Manager of the Fund strives to maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management to allow timely decisions on required disclosure. Due to the departure of the Manager’s CFO on June 20, 2008, we have concluded that the Fund’s disclosure controls and procedures regarding information required to be included in SEC reports as of June 30, 2008 was not adequate.

In light of the above, the Manager performed additional analysis and other post-closing procedures to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles. One way the Manager addressed this issue was by hiring an outside public accounting firm to assist in the preparation of the June 30, 2008 financial statements and drafting of Form 10Q. Accordingly, the Manager believes the financial statements of the Fund included in this report fairly present, in all material respects, the financial condition, results of operations and cash flows for the periods presented.

The Fund’s operations are managed by its fund manager, Lakeside Financial Group, Inc. The Manager does not own a membership interest in the Fund.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Manager of the Fund has been named in two civil actions, Oakdale Heights Redding I, LLC et al v. Asset Real Estate & Investment Company, et al. filed April 18, 2008 in Shasta Superior Court and Dean G. Nowacki, et al. v. Asset Real Estate & Investment Company, et al. filed May 21, 2008 in Shasta Superior Court. As a result of these civil actions the Manager’s legal counsel informed the California Department of Corporations that the Manager would voluntarily stop offering the Fund for investment until further notice.

In the normal course of business, the Fund may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust. Management is currently unable to estimate the effect of these matters on the financial position of the Fund. As of the date hereof, the Fund is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

During the period covered by this report the Fund made the following sales of unregistered securities, to various investors meeting the Fund’s investor suitability standards, on the terms described above:

Date of Sale	Units Sold	Purchase Price
01/14/08	294.51	$29,451
02/01/08	252.25	$25,225
03/31/08	233.38	$23,338
04/03/08	149.10	$14,910
05/20/08	167.30	$16,730

01/04/08 (reinvestment)	628.54	$62,854
02/05/08 (reinvestment)	628.03	$62,803
03/05/08 (reinvestment)	381.74	$38,174
04/08/08 (reinvestment)	392.54	$39,254
05/14/08 (reinvestment)	193.00	$19,300
06/11/08 (reinvestment)	178.55	$17,854

Item 3.  Defaults on Senior Securities

Three of the loans guaranteed by the same Principal (Note 6 - Concentration) were subordinated to first trust deed loans totaling $2,929,000 at interest rates of 11%-12% per year. Interests on these notes have been delinquent for periods ranging from 7-15 months and the borrower has not paid the holder of the first trust deed as of June 30, 2008. Additionally, another loan that was guaranteed by the same Principal was foreclosed upon in January 2008, subject to a first trust deed amounting to $800,000 at 11% interest. Interest on this senior note was 19 months past due as of June 30, 2008, therefore, based on the terms of the note, the Fund is in default on this senior deed of trust.

A senior first trust deed amounting to $550,000 at 12% interest matured on February 1, 2008. The Fund holds the second trust deed and exercised its right to foreclose in October 2007 and the property has now been listed for sale. Interest has been delinquent since January 2007; therefore, based on the terms of the note, the Fund is in default on this senior deed of trust.

A senior first trust deed amounting to $1,125,000 at 12% interest rate was assumed when the Fund foreclosed on a promissory note in August 2007. Interest on this senior note is 10 months past due, therefore, based on the terms of the note, the Fund is in default on this senior deed of trust.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 19th day of August, 2008.

LAKESIDE MORTGAGE FUND, LLC,
A California Limited Liability Company

By:	Lakeside Financial Group, Inc.,
Manager

By:	/S/ Paula M. Lewis
Paula M. Lewis, President & CEO