Form 10-Q
period 2008-09-30
LAKESIDE MORTGAGE FUND LLC
filed 2008-11-14
CIK 1299919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large Accelerated Filer  ☐                                   Accelerated Filer  ☐                              Non-Accelerated Filer  ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	☐	No	☒

LAKESIDE MORTGAGE FUND, LLC
(A California Limited Liability Company)

Part 1   FINANCIAL INFORMATION

Item 1  FINANCIAL STATEMENTS

LAKESIDE MORTGAGE FUND, LLC
(A California Limited Liability Company)
BALANCE SHEETS
SEPTEMBER 30, 2008 (unaudited) AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007

ASSETS

Cash and cash equivalents	$358,472	$224,016
Cash restricted for loan interest reserve	19,017	176,805
Interest receivable	122,331	117,690
Accounts receivable - related parties	105,874	36,043
Notes receivable - related parties, net of allowance for loan losses: $363,330 and $0	1,747,670	2,136,218
Notes receivable - non related parties, net of allowance for
loan losses: $614,122 and $187,512	10,756,066	16,463,118
Real estate owned (REO) property, net of allowance for losses: $517,471 and $100,000	8,206,945	4,228,871

TOTAL ASSETS	$21,316,375	$23,382,761

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and other current liabilities	$361,839	$37,676
Accounts payable – related parties	78,712	-0-
Deferred interest on notes receivable	19,017	292,442
Notes payable	1,925,000	1,675,000
Total liabilities	2,384,568	2,005,118

Un-invested subscriptions	24,688	38,360

Members' equity:
Members' contributions, net	20,987,229	21,434,879
Distributions in excess of earnings	(2,080,110)	(95,596)

Total members' equity	18,907,119	21,339,283

TOTAL LIABILITIES AND MEMBERS' EQUITY	$21,316,375	$23,382,761

The accompanying notes are an integral part of these financial statements

LAKESIDE MORTGAGE FUND, LLC
(A California Limited Liability Company)
STATEMENTS OF OPERATION
FOR THE THREE & NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Interest income	$139,270	$476,142	$796,240	$1,429,193
Total revenues	139,270	476,142	796,240	1,429,193

Expenses
Professional fees	19,971	16,200	136,122	51,850
Management fees	120,483	1,674	120,483	32,209
Provision for loan and REO losses	473,462	65,489	1,564,429	151,489
Interest expense	55,749	-0-	159,915	-0-
Other expenses	3,345	48,009	167,746	131,202

Total expenses	673,010	131,372	2,148,695	366,750

Net income/(loss)	$(533,740)	$344,770	$(1,352,455)	$1,062,443

The accompanying notes are an integral part of these financial statements

LAKESIDE MORTGAGE FUND, LLC
(A California Limited Liability Company)
STATEMENT OF MEMBERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (unaudited)

	Members'	Distributions in
	Contributions	excess of earnings	TOTAL

Balance, January 1, 2008	$21,434,879	$(95,596)	$21,339,283

Contributions	322,365	-0-	322,365
Costs incurred in raising capital	(4,710)		(4,710)
Reinvestment of members' share of net income	260,998		260,998
Members’ withdrawal	(1,026,303)		(1,026,303)
Net loss		(1,352,455)	(1,352,455)
Distributions		(632,059)	(632,059)

Balance, September 30, 2008	$20,987,229	$(2,080,110)	$18,907,119

The accompanying notes are an integral part of these financial statements

LAKESIDE MORTGAGE FUND, LLC
(A California Limited Liability Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net income /(loss)	$(1,352,455)	$1,062,443
Provision for loan losses & REO	1,564,429	187,389
Change in:
Interest receivable	(196,448)	(98,723)
Accounts receivable-related parties	(69,831)	-
Cash restricted for loan interest reserves	157,788	3,834
Accounts payable and other liabilities	324,163	(8,452)
Accounts payable-related parties	78,712
Deferred interest on notes	(273,425)	(3,834)

Net cash provided by operating activities	232,933	1,142,657

Cash Flows from Investing Activities:
Non related party notes receivable secured by real estate and real estate owned properties:
Funding	(629,963)	(7,354,685)
Payoff	1,561,289	3,871,944
Related party notes receivable secured by real estate:
Funding	(199,172)	(1,200,000)
Payoff	224,390	-

Net cash provided by (used in) investing activities	956,544	(4,805,623)

Cash Flows from Financing Activities:
Members' contributions, subscriptions and re investments	608,051	3,502,841
Members' withdrawals	(1,026,303)	(1,224,324)
Costs incurred in raising capital and commissions	(4,710)	(263,268)
Distributions to members	(632,059)	(1,144,447)

Net cash provided by (used in) financing activities	(1,055,021)	870,802

Net increase (decrease) in cash during the period	134,456	(2,792,164)

Cash in bank, beginning of period	224,016	3,693,595

Cash in bank, end of period	$358,472	$901,431

Non cash investing and financing transactions:
Conversion of notes receivable to real estate owned	$4,379,240	-
Assumption of note payable on real estate owned	$800,000	-
Write-off of note payable related to REO disposition	$550,000

The accompanying notes are an integral part of these financial statements.

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

The accompanying unaudited financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Fund’s Manager, these unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Fund at September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2008. Please refer to the Fund’s 2007 Annual Report on Form 10-KSB for the complete financial statements for the period ended December 31, 2007.

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

As of September 30, 2008 the Fund has received requests for withdrawal from members representing $9,595,728 of membership interest which have not yet been paid, due to the limitations of the membership agreement that does not allow for total annual fund withdrawals of more than 10% of the total capital account at the beginning of the year, $2,244,000.

Related parties
The Manager is entitled to receive certain fees, compensation and expense reimbursements from the Fund. The Manager is entitled to receive from the Fund an asset management fee, payable monthly, in a maximum amount of 2.75% of the gross assets under management per year (0.229% per month). The Manager is also entitled to receive a loan servicing fee, payable monthly, in a maximum amount of 0.25% of the total unpaid principal balances of loans serviced (0.02% per month). The Manager may waive these fees in order to improve the return to members. The Manager is also entitled to receive reimbursement from the Fund for organizational, syndication and other operating expenses incurred on behalf of the Fund, including out-of-pocket general and administrative expenses of the Fund related to the offering of membership interests, accounting and audit fees, legal fees and expenses, postage and other expenses related to the preparation of reports to members.

The Manager receives other fees from third parties as compensation to the Manager for acting as the broker in arranging loans from the Fund. These fees (which are not paid by the Fund, but rather by third party borrowers) are determined on a case-by-case basis, are generally 3% to 5% of the loan amount, and generally consist of brokerage, origination, renewal and/or processing fees.

The Fund treats the affiliated companies of the Manager as related parties due to the significant influence of the Manager and its Board with respect to the management and operations of the Fund.

Note 2 -  Summary of Significant Accounting Policies

(a)	Basis of Accounting
The financial statements of the organization have been prepared on the accrual basis of accounting in accordance with US GAAP.

(b)	Management Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates related principally to the determination of the allowance for loan losses, including the valuation of impaired loans and valuation of real estate owned. Actual results could differ from those estimates.

(c)	Cash and Cash Equivalents
For purposes of the statements of cash flows, cash and cash equivalents include interest-bearing and non interest-bearing bank deposits, money market accounts and commercial paper with original maturities of three months or less. Periodically, the Fund’s cash balances exceed federally insured limits.

(d)	Loans Secured by Trust Deeds
Loans secured by trust deeds are recorded at cost. The Fund loans have varying terms at the discretion of the Manager. Construction loans generally have a term of between one and five years and will provide for monthly payments of interest only with a “balloon payment” at the end of the term. Other Fund loans may have a longer amortization schedule and may be fully amortizing, i.e. original principal amount of the loan will be repaid in equal monthly installments of principal and interest over the term. The Fund does not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash after principal is collected. A loan is impaired when, based on current information and events, it is probable that the Fund will be unable to collect all amounts due according to the contractual terms of the loan agreement. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Fund’s investment in the loan is fully recoverable. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the underlying collateral.

(e)	Allowance for Loan Losses
The allowance for loan losses has been established as losses are estimated to have occurred through a provision for loan losses that is charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The following shows the activity in the allowance for loan losses during the nine month period ended September 30, 2008:

Non- Related Party Notes Receivable
Balance, December 31, 2007	$187,512
Additions	426,610
Write offs	-
Balance, September 30, 2008	$614,122

Related Party Notes Receivable (Note 4)
Balance, December 31, 2007	$-
Additions	363,330
Write offs	-
Balance, September 30, 2008	$363,330

(f)	Real Estate Held for Sale (REO)
Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s acquisition date estimated fair value, less estimated costs to sell.

The allowance for losses on REO is reviewed quarterly. As part of the review all REO property is evaluated for recoverability based on data available in the local real estate markets where the REO is located. Data on the national and local economies is also considered along with any recent property appraisals.

The following summarizes the activity in the allowance for losses on REO during the nine months ended September 30, 2008:

Balance, December 31, 2007	$100,000
Additions	763,463
Write offs	(345,992)
Balance, September 30, 2008	$517,471

(g)	Cash Restricted for Loan Interest Reserve
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

(h)	Contra-Equity Accounts: Offering Costs and Commissions Incurred in Connection with Raising of Capital

Syndication costs incurred in connection with the raising of capital by offering units of membership interest in the Fund are being treated as a reduction of members’ contributions. Initial marketing fees and broker’s commissions paid to an outside brokerage firm are treated as contra-equity accounts. The fees paid by the Fund are currently up to 6.5%. The brokers are also entitled to receive “trailer commissions” equivalent to 1.0% of the average daily invested capital at the 1 year anniversary of the invested funds. Subsequent payments of trailer commissions however are treated as period costs and charged to current earnings of the Fund.

(i)	Subscription Account
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

(j)	Revenue Recognition
Interest is recognized as revenue when earned according to the contractual terms of the loan and when collection is reasonably expected.

(k)	Income Taxes
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
Effective January 1, 2008, the Fund adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, for its financial assets and liabilities. The adoption of this portion of SFAS No. 157 did not have any effect on the financial position or results of operations and, as a disclosure standard, the adoption of the provisions of SFAS No. 157 will not have an effect on our financial position or results of operations.

Various inputs are used in determining the fair value of the financial assets and liabilities and are summarized into three broad categories:
•	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.
•
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The inputs or methodology used for valuing notes receivable and REOs are not necessarily an indication of the risk associated with investing in those notes receivable.

Following are the disclosures related to our assets and liabilities pursuant to SFAS No. 157 (in thousands):

	September 30, 2008
	Fair Value	Input Level

Notes and Accounts Receivable-related party	$1,748	Level 2
Notes receivable	$10,756	Level 2
Real estate owned	$8,207	Level 2

Valuation of notes receivable
Notes receivable are held at the lower of cost or fair value. Potential impairments are measured based on projected cash flows. The fair value of certain notes receivable are estimated based on the fair value of the underlying collateral using level two inputs.

Valuation of Real Estate owned
We estimate the fair value of real estate owned based upon market comparables less cost of disposal and estimated carrying costs.

(m)	Recent accounting pronouncements

On October 10, 2008, the FASB issued Staff Position No. 157-3, which clarifies the application of FAS 157, Fair Value Measurements, in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, the Fund adopted the FSP prospectively, beginning July 1, 2008. The adoption of the FSP did not have a material impact on the financial results or fair value determinations.

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Liabilities (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Fund’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The adoption of SFAS 159 did not have a material impact on the Fund’s financial condition and results of operations since the Fund has not elected the fair value option for any of its financial instruments.

Note 3 -  Notes Receivable

At September 30, 2008, the Fund held the following types of mortgages (gross):

Commercial	$4,244,754
Construction	4,946,744
Unimproved Land	4,289,690
Total	$13,481,188

First Mortgages	$9,854,971
Second Mortgages	3,626,217
Total	$13,481,188

Scheduled maturities of loans secured by trust deeds as of September 30, 2008 and the interest sensitivity of such loans are as follows:

Year Ending December 31:	Fixed Interest Rate
2008	$12,526,985
2009	954,203
Total	$13,481,188

The scheduled maturities for the year ending 2008 include ten loans (totaling $9,350,690) that are past maturity at September 30, 2008. It is the Fund’s experience that loans can be refinanced or repaid before or after the maturity date. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Accrued interest receivable on the ten loans mentioned above amounted to $109,530 as of September 30, 2008; loans are classified under non-accrual status at the time the Manager determines that collection of interest is doubtful, therefore, interest has not been accrued on a majority of these loans for periods ranging from 1-24 months. Additionally, one loan amounting to $473,504 that has not yet matured was delinquent in interest payments for twelve months. Occasionally, the Fund allows borrowers to continue to make the payments on loans past maturity for periods of time. The loans are collateralized by the underlying real estate properties.

The Fund has no variable interest rate loans at September 30, 2008. Also, at September 30, 2008, 100% of the Fund’s loans receivable was collateralized by properties located in California.

At September 30, 2008, the Fund’s gross loan portfolio consisted of sixteen real estate loans to unrelated parties of $11,370,188 and three loans receivable from related parties of $2,111,000.

1.
Loan 200412, an investment in participation notes issued by a related party amounting to $500,000 and maturing in December 2008. Interest is payable monthly at an effective rate of approximately 9.00% per annum. See Note 4.

2.
Loan 200504 amounting to $802,800 due in monthly installments of $8,028 interest only at 12.00%. This loan matured on September 8, 2006 and is secured by a second trust deed on the underlying property. See Note 6.

3.
Loan 200507 amounting to $257,375 due in monthly installments of $2,574 interest only at 12.00%. This loan matured on June 25, 2007 and is secured by a second trust deed on the underlying property. See Note 6.

4.
Loan 200510 amounting to $455,042 due in monthly installments of $4,550 interest only at 12.00%. This loan matured on August 8, 2007 and is secured by a second trust deed on the underlying property. See Note 6.

5.
Loan 200602 amounting to $589,473 due in monthly installments of $5,895 interest only at 12%. This loan matured on January 30, 2007 and is secured by a first trust deed on the underlying property. See Note 6.

6.
Loan 200603 amounting to $2,780,000 due in monthly installments of $27,800 interest only at 12%. This loan matured on May 2, 2008 and a notice of default has been filed. This loan is secured by a first trust deed on the underlying property.

7.
Loan 200608 amounting to $525,000 due in monthly installments of $4,769 interest only at 10.90%. This loan matured on June 7, 2008 and was subsequently extended until December 7, 2008. This loan is secured by a first trust deed on the underlying property.

8.
Loan 200609.1 amounting to $345,000 due in monthly installments of $3,134 interest only at 10.90%. This loan matured on June 27, 2008 and was subsequently extended until December 27, 2008. This loan is secured by a first trust deed on the underlying property.

9.
Loan 200612 amounting to $570,000 due in monthly installments of $5,653 interest only at 11.90%. This loan matured on August 30, 2008 and is secured by a first trust deed on the underlying property. A notice of default has been filed on this loan.

10.	Loan 200615 amounting to $1,100,000 due in monthly installments of $10,542 interest only at 11.50% maturing on October 20, 2008. This loan is secured by a first trust deed on the underlying property.
11.
Loan 200702 amounting to $706,295 at September 30, 2008. Total construction loan commitment equals $767,000 with interest added monthly at 11.90%. This loan matured on September 2, 2008 and is in negotiations for extension. This loan is secured by a first trust deed on the underlying property.

12.
Loan 200703 amounting to $1,200,000 due in monthly installments of $11,900 interest only at 11.90%. This loan matured on March 8, 2008. This loan is secured by a second trust deed on the underlying property. See Note 4.

13.	Loan 200704 amounting to $473,504 due in monthly installments of $4,696 interest only at 11.90% maturing on June 4, 2009. This loan is secured by a first trust deed on the underlying property.
14.
Loan 200705 amounting to $126,964 at September 30, 2008. Total construction loan commitment equals $1,265,000 with interest added monthly at 11.90%. This construction loan matured on July 13, 2008 and was subsequently extended until July 13, 2009. This loan is secured by a first trust deed on the underlying property.

15.
Loan 200706 amounting to $1,085,000 due in monthly installments of $10,760 interest only at 11.90%. This loan matured on August 17, 2008 and is secured by a first trust deed on the underlying property. A notice of default has been filed on this loan.

16.
Loan 200707 amounting to $1,200,000 due in monthly installments of $11,500 interest only at 11.50%. This loan matured on September 6, 2008 and is secured by a first trust deed on the underlying property. The fund is working with the borrower to extend the terms of the loan.

17.
Loan 200708 amounting to $220,250 due in monthly installments of $2,184 interest only at 11.90%. This loan matured on September 21, 2008 and was subsequently extended until March 31, 2009. This loan is secured by a first trust deed on the underlying property.

18.
Loan 200709 amounting to $411,000 due in monthly installments of $5,138 interest only at 15.00%. This loan matured on May 27, 2008. This loan is secured by a second trust deed on the underlying property. See Note 4.

19.	Construction Loan 200800 amounting to $133,484 at September 30, 2008. Total construction loan commitment equals $668,000 with interest added monthly at 12.90%. This loan matures in September 2009.

Note 4 – Related Party Transactions

Notes Receivable
The Fund may invest up to 20% of its total assets in loans to affiliated entities. On September 30, 2008, the Fund had an interest in three loans issued to affiliated entities of the Manager. One loan is a commercial loan for $411,000, all of which was funded through September 30, 2008. The note bears interest at 15.00% and was due on May 27, 2008. The loan was still outstanding as of September 30, 2008, and had interest receivable recorded of $7,200. The second participation loan amounting to $500,000 matures in December 2008 and bears interest at 9% per annum. Interest payments have been delinquent since April 2007 and total $67,500 as of September 30, 2008. The third loan, a commercial loan, amounts to $1,200,000 that matured on March 8, 2008 and bears interest at 11.90%. Delinquent interest since maturity amounts to $70,523. The Manager has not made any of the delinquent interest payments to the Fund and interest income is no longer being recognized on these loans due to the uncertainty related to the Manager being able to make such interest payments.

Pursuant to a provision of the Operating Agreement, the Manager is obligated to purchase from the Fund any related-party loan with respect to which any material event of default by the borrower has occurred and is continuing for thirty days. All of the affiliated loans are currently in this position. As the Manager has not had the funds to purchase these loans they have been evaluated for possible loss. At September 30, 2008 the loan loss reserve related to affiliated loans was determined to be $363,330. The Manager is aware of the default on these loans and is in active discussion with the affiliated borrowers with the objective of curing all defaults.

For the three months ended September 30, 2008 and 2007, the Fund recognized interest income on loans to related parties amounting to $7,200 and $54,578. For the nine months ended September 30, 2008 and 2007, the Fund recognized interest income of $103,218 and $135,036, respectively on loans to related parties.

As noted, the Fund is limited in its investments with affiliated entities to a maximum of 20% of its total assets, as defined in the operating agreement. As of September 30, 2008 the Fund is in compliance with this restriction.

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

Broker’s Commissions on Invested Funds
The Fund has retained the services of securities broker/dealers to sell units of membership interest in the Fund. One such broker/dealer is ePlanning Securities, Inc., which is affiliated with the Manager. Certain shareholders of the Manager (who are not members of the Fund) are also shareholders and/or directors of ePlanning. ePlanning sold membership units of the Fund to its client-investors during the three months ended September 30, 2008 and 2007 amounting to $0 and $414,897 of which it realized commissions totaling $0 and $15,252, respectively. The brokers do not earn a commission until funds are transferred from the subscription account to members’ equity, at which time the funds become contributed capital of the Fund.

Management and servicing fees
The Fund expensed management fees of $120,483, including an accrued amount of $78,712 at September 30, 2008. The Fund expensed fees of $1,674 during the three months ended September 30, 2007. The Manager waived a total of $45,113 and $161,541 in fees during the three months ended September 30, 2008 and 2007. During the nine months ended September 30, 2008 and 2007, the Fund expensed $120,483 and $32,209, and the Manager waived a total of $394,952 and $452,175 in fees.

Note 5 - Real Estate Owned (REOs) and Notes Payable

The following schedule reflects the activities in REOs at September 30, 2008:
Gross balance, January 1, 2008	$4,328,871
Additions	5,291,537
Dispositions	(895,992)
Reserve	(517,471)

Net balance, September 30, 2008	$8,206,945

At September 30, 2008 the Fund had eight REO properties. The REOs are valued at the lower of the estimated net realizable values and carrying costs of the REOs. A description of each REO follows (gross):

•	The first REO was taken over in April 2007 (loan amount: $850,000) consisting of a commercial property (vacant building and 1.39 acre parcel in Oroville, CA). This property has been listed for sale.
•
The second REO was taken over in May 2007 (construction loan amount: $928,200) consisting of two newly-constructed single family homes in Marina City, CA. When the borrower defaulted, the Company took possession of the unfinished project and hired a general contractor to finish the construction project. This involved the infusion of additional funds to finish the project amounting to approximately $262,000 at September 30, 2008. Both homes were listed in August 2008 and neither has been sold as of September 30, 2008.

•
The third REO consists of a 24.02 vacant parcel in Los Gatos Hills, Santa Clara County, CA. This property was taken over in August 2007 (loan amount: $260,000) and was subject to a senior first trust deed loan amounting to $1,125,000. The first trust deed bears a 12% interest rate, with a monthly interest payment of $11,250, which matured in April 2008.

•
The fourth REO consists of 10 acres of undeveloped land in Galt, CA (loan amount: $890,000). This property was taken over in January 2008 and was subject to a senior first trust deed loan amounting to $800,000, which was assumed by the Fund. The senior lien bears an 11% interest rate, with a monthly interest only payment of $7,333.

•	The fifth REO was taken over in May 2008 (loan amount: $552,000) and consists of 14.78 acres of undeveloped land in Madera County, CA.
•	The sixth REO was taken over in June 2008 (loan amount: $400,000) and consists of 19 acres of agricultural land in Le Grand, CA.
•	The seventh REO was taken over in July 2008 (loan amount: $1,900,000) and consists of 194 acres of undeveloped land in Oroville, CA.
•	The eighth REO was taken over in September 2008 (construction loan amount: $549,240) and is a single family home in Homeland, CA. This property was listed for sale in November 2008.

The total notes payable related to REO due at September 30, 2008 totaled $1,925,000.

The Manager is working to list those properties not currently listed with real estate brokers in the communities where the properties are located. The only other significant carrying costs that the Company anticipates in connection with holding the properties are real estate property taxes and liability insurance. The taxes and insurance premiums are expensed when incurred.

In July 2008 one of the REO properties held by the fund, a 1.5 acre parcel in Tustin Hills, CA, was foreclosed on by the senior first trust deed holder and the Fund did not receive any proceeds from the sale of the underlying collateral. The loss associated with this property was $345,992. As the fund had recorded the amount of the first trust deed loan of $550,000 in REO and as a note payable, these accounts were also adjusted to reflect the loss of this property.

Note 6 -  Concentrations, commitments and contingencies and workout agreements

Notes receivable - non related parties
Four loans totaling $2,104,690 were made to separate entities controlled by the same person. The various borrowing entities were organized for different purposes, and own real properties in various places in California, mostly in the Central Valley. These loans represent 16% of the total loan portfolio. All four loans are past their maturity date and remain outstanding at September 30, 2008. Interests on these loans have not been accrued for periods ranging from 12-25 months. The loans are collateralized by the underlying real estate properties, and are personally guaranteed by the controlling person. A fifth loan made to an entity controlled by this same person was foreclosed on in July 2008 and is included in REO property.

Commitments and contingencies
The Fund has outstanding loan commitments on three construction loans totaling $1,733,256 which was undisbursed at September 30, 2008.

Workout agreements
The Fund periodically negotiates various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. As of September 30, 2008, there were three loans totaling $2,379,799 under negotiation or in the process of workout agreements.

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

As of September 30, 2008, the Fund was in compliance with all applicable federal and state securities laws.

Note 8 – Subsequent Events

In November 2008 the fund received a partial payment on loan 200704 of $194,000. This loan matures on June 4, 2009, however interest has been delinquent since October 2007. This leaves the remaining loan balance at $279,504.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held.  At September 30, 2008, there were eight real estate properties held, acquired through foreclosure during the prior year and through the nine months ended September 30, 2008.

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

Related parties

The Fund’s Manager arranges, services, and maintains the loan portfolio of the Fund as well as managing the day-to-day affairs of the Fund. Pursuant to the Operating Agreement between the Fund and the Manager, the Manager is entitled to receive certain fees, compensation and expense reimbursements from the Fund. The Manager is also entitled to receive reimbursement from the Fund for organizational, syndication and other operating expenses incurred on behalf of the Fund, including out-of-pocket general and administrative expenses of the Fund related to the offering of membership interests, accounting and audit fees, legal fees and expenses, postage and other expenses related to the preparation of reports to members.

The Manager also receives other fees from third parties as compensation for acting as the broker in arranging loans from the Fund. These fees (which are not paid by the Fund, but rather by third party borrowers) are determined on a case-by-case basis, are generally 3% to 5% of the loan amount, and generally consist of brokerage, origination, renewal and/or processing fees. There was no significant new loan or refinancing activity in the nine months ended September 30, 2008.

In accordance with the Operating Agreement, the Fund may invest 20% of its total assets in loans to entities affiliated with the Manager. Pursuant to the Operating Agreement the Manager is obligated to purchase, from the Fund, any related-party loan with respect to which any material event of default by the borrower has occurred and is continuing for thirty days.

At September 30, 2008 the Fund had an interest in three loans issued to entities affiliated with the manager. All of the affiliated loans, totaling $2,256,223 including interest accrued since the corresponding default dates of $145,223, have had material events of default that has continued for at least thirty days as of September 30, 2008.

The Manager’s primary source of income is derived from the management of the Fund and is significantly based upon the value of the assets in the Fund. Throughout fiscal 2008, the Manager has elected to waive the majority of its fees, in accordance with the operating agreement, in order to strengthen the Fund’s financial position. Correspondingly, the Manager does not have the financial resources to meet its purchase obligation related to the three affiliated loans as noted above. In light of the current circumstances, the Fund is no longer recognizing interest income on these loans and is periodically analyzing their collectability. Further, the Fund is only recognizing fees payable to the Manager for the amounts essential to its continued operations.

The Manager and the Fund continue to work on alternatives related to curing the defaults. Based on the current market conditions for residential and commercial real estate in the State of California the Fund and the Manager are unable to determine when defaults are likely to be cured.

Results of Operations

The decrease in interest income for the three and nine month period ended September 30, 2008 as compared to the same periods in 2007 is due to a decreased amount of loans receivable and a higher level of default. There were eleven non performing loans that have delinquent interest for periods ranging from 3-24 months at September 30, 2008 versus seven non-performing loans with past due interests ranging between 1-12 months at September 30, 2007. Additionally, there were eight real estate owned properties (REO) amounting to $8,723,531 (before a reserve of $517,471) at September 30, 2008 versus $2,225,634 on September 30, 2007.

The increase in professional fees for the three and nine month period ended September 30, 2008 as compared to 2007 was due to increased audit and legal fees. Legal fees have increased and will continue to increase due to the volume of foreclosures and loans in default.

In the past, the Manager has received fees from third parties for acting as the broker in arranging loans from the Fund that were sufficient to cover its operations, and in turn, was able to waive additional management fees it was entitled to receive from the Fund. During the nine months ended September 30, 2008, the amount of new loan and refinancing activity substantially decreased during the period, resulting in lower fees collected from third parties. As a result, the Manager has reduced the amount of waived fees and the Fund has expensed higher management fees.

The increase in interest expense for the three and nine months ended September 30, 2008 is the result of notes payable assumed in connection with taking control of the REO’s.

The increase in the provision for losses on loans and real estate properties for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was due to the increase in the allowance for loan losses and real estate owned based on management’s estimates of fair value and recoverability, reflecting current market conditions and the declining real estate market.

Allowance for Losses

The Manager periodically reviews the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, borrower’s payment records and other data relating to the loan portfolio.  Data on the local real estate market and on the national and local economy are studied. Based upon this and other information, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of the Fund’s operations.  The Fund is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the Manager expects on occasion to take back a real estate security.   At September 30, 2008, ten loans ($9,350,690 or 69% of total loan portfolio) have already matured and remained unpaid at the end of the period. Accrued interest receivable on these loans amounted to $109,530 as of September 30, 2008; these loans are classified under non-accrual status at the time the Manager deemed that collection of interest was doubtful; therefore interest has not been accrued on a majority of these loans for periods ranging from 1-24 months. In addition, one loan amounting to $473,504 that has not yet matured was delinquent in interest payments for 12 months. The Manager occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.   Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.   The number of foreclosures and workout agreements will generally rise during difficult times and conversely fall during good economic times.   These factors have been considered by management to arrive at an appropriate level of allowance for loan losses. Due to the number of variables involved, the magnitude of possible swings and the Manager’s inability to control many of these factors, actual results may and do sometimes differ materially from estimates made by the Manager. Moreover, based on the current financial and real estate markets, and the volatility and uncertainty thereof, it is extremely difficult to assess the collectability of the Fund’s loans and obligations.

At September 30, 2008 the Fund had eight REO properties. The REOs are valued at the lower of the estimated net realizable values and carrying costs of the REOs. See Note 5, “Real Estate Owned (REOs) and Notes Payable, in the financial statements for a complete listing and detail of the REO held by the fund.

When the Fund forecloses on a loan the Manager works with real estate professionals to establish an appropriate listing price for the collateral property and to determine if any improvements to the property are required. The only other significant carrying costs that the Fund anticipates in connection with holding the properties are real estate property taxes and liability insurance. The taxes and insurance premiums are expensed when incurred.
The Manager made increases to the provision for loan loss reserves of $789,940 and $151,489 during the nine month period ended September 30, 2008 and 2007.  The total (affiliate and non-affiliate) allowance for loan loss reserve of $977,452 and $187,512 as of September 30, 2008 and December 31, 2007, is considered to be adequate for the secured loan portfolio balances of $13,481,188 and $18,822,891, respectively. The reserve for losses on REOs as of September 30, 2008 and December 31, 2007 was $517,471 and $100,000, respectively.

PORTFOLIO REVIEW

Loan Portfolio

The Fund’s loan portfolio consists primarily of short-term (one to two years), fixed rate loans secured by real estate in the State of California. At September 30, 2008, the Fund’s loan portfolio consisted of sixteen real estate loans to unrelated parties totaling $11,370,188, and three loans receivable from related parties amounting to $2,111,000.

At September 30, 2008, the Fund held the following types of mortgages (gross):

Commercial	$4,244,754
Construction	4,946,744
Unimproved Land	4,289,690
Total	$13,481,188

First Mortgages	$9,854,971
Second Mortgages	3,626,217
Total	$13,481,188

Scheduled maturities of loans secured by trust deeds as of September 30, 2008 and the interest sensitivity of such loans are as follows:

Year Ending December 31:	Fixed Interest Rate
2008	$12,526,985
2009	954,203
Total	$13,481,188

The scheduled maturities for the year ending 2008 include ten loans ($9,350,690) that are past maturity at September 30, 2008. It is the Fund’s experience that loans can be refinanced or repaid before or after the maturity date. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Four loans totaling $2,104,689 were made to separate entities controlled by the same person. The various borrowing entities were organized for different purposes, and own real properties in various places in California, mostly in the Central Valley. These loans represent 16% of the total loan portfolio. All four loans have matured and remained outstanding at September 30, 2008. Interest on these loans has not been accrued for periods ranging from 12-25 months. The loans are collateralized by the underlying real estate properties, and are personally guaranteed by the controlling person. A fifth loan made to an entity controlled by this same person was foreclosed on in July 2008 and is included in REO property.

Liquidity and Capital Resources

As of September 30, 2008, we have sold a total of 232,045 Units, at $100 per Unit, for a total of $23,204,542. As of September 30, 2008, Fund members electing to reinvest their monthly income distributions have reinvested $2,492,224 back into the Fund. After deducting for broker commissions and offering expenses ($1,098,674), the net proceeds to the Fund from these sales (which include reinvestment of earnings) have been $24,598,092. Members withdrew a total of $3,686,240 through the period ended September 30, 2008. As of September 30, 2008, the Fund has $13,481,188 invested in commercial mortgage loans. As of September 30, 2008, the Fund has 381 members.

Until recently the Fund has raised capital through the sale of membership interests and has invested that capital in commercial real estate loans. As noted in Part II, Item 1, however, the Manager has temporarily ceased offering the Fund as an investment and therefore is not currently a source of capital to the Fund. The Fund has no off-balance sheet arrangements.

The Fund also relies upon loan payoffs and borrowers’ mortgage payments as a source of funds for loans and operations.  The Fund has seen an increase in the number of slow paying loans and those in default, in addition to an increase in the real estate owned as a result of foreclosing on defaulted loans. The Manager is actively marketing most of these properties for sale, however, current economic and real estate market conditions have had a significant negative impact on the ability to recover the investments. Due to this slowdown and a decrease in the amount of new member contributions, the Fund has made only one new loan investment in the third quarter of 2008. The new loan is a construction loan approved for up to 668,000, of which $138,484 had been funded as of September 30, 2008.

The largest cash outflow during the nine months ended September 30, 2008; $1,026,303 was related to member withdrawals. Fund members are allowed to withdraw from the Fund and receive a return of the amount in their capital accounts only after 12 months from the date of admission into the Fund (“Holding Period”). Members must give a 60-day written notice prior to withdrawing and payments to any withdrawing member are limited to $25,000 per quarter. Aggregate withdrawals among all members may not exceed 10% of the Fund’s total capital for any calendar year. The Fund does not maintain a reserve for withdrawing members. The Fund’s capacity to return a withdrawing member’s capital account is limited by the availability of cash on hand after payment of expenses and provision for maintaining adequate reserves, in the discretion of the Manager.

As of September 30, 2008 the Fund has received requests for withdrawal from members representing $9,595,728 of membership interest which have not yet been paid, due to the limitations of the membership agreement that does not allow for total annual fund withdrawals of more than 10% of the total capital  account at the beginning of the year $2,244,000. Payment of moneys due to withdrawing members depends on the availability of cash and, based on the current financial and real estate markets and the volatility and uncertainties, there is no assurance the fund will have sufficient funds available to satisfy these financial obligations to current or future withdrawing members.

If interest rates were to increase substantially, the yield of the Fund’s loans may provide lower effective yields than other comparable debt-related investments.  Additionally, since the Fund has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the Fund.  This could cause a lower degree of liquidity as well as a slowdown in the ability of the Fund to invest in loans at the then current interest rates.  Conversely, in the event interest rates were to decline, the Fund could experience significant borrower prepayments, which, if the Fund can only obtain the then existing lower rates of interest may cause a dilution of the Fund’s yield on loans, thereby lowering the Fund’s overall yield to the members.

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

The unemployment rate in the United States, a significant factor in the borrower’s ability to service their debt, decreased to a low of 4.4% in December 2006 and gradually rose to 5.0% in December 2007. The unemployment rate in the United States for September 2008 was 6.0%. The most recent low in California’s unemployment occurred in November 2006 at 4.8%. This rate has gradually increased to 7.7% as of September 30, 2008.

In an attempt to counter the slowing economy, rising unemployment, and the turmoil created by a credit crisis stemming from the subprime mortgage loan market write downs, the Federal Reserve has made multiple rate reductions. The Federal Funds Rate now stands at 1.00% as of October 29, 2008, compared to 4.5% at this time last year. The prime rate offered by banks for borrowing has followed in step with the reductions in the Federal Funds Rate and is currently at 4.0%, a decrease of 3.5% compared to this time last year.

As some of our loans pertain to undeveloped land or construction loans planned for residential construction, residential mortgage rates can affect the viability of a project. Freddie Mac reports average interest rates for 30 year fixed rate conforming loans were 6.38% for September 2007, 6.10% for December 2007, and 6.04% for September 2008.

There continues to be an increase in loan delinquencies and foreclosures in the real estate market in California and nationwide. In the third quarter of 2008, the national construction loan delinquencies rose to 10% from 5.5% in December 2007. Lending institutions throughout California sent 94,240 default notices during the third quarter of 2008, an increase of 30% from the second quarter of 2007, but a decrease of 22.5% from the second quarter of 2008. (Dataquick) The California Association of Realtors, (CAR), reported 502,190 homes sold in September 2008, which was an increase of 97% from September 2007. The main factor driving these sales was a decrease in the median home price to $316,480 at September 30, 2008 as compared to $535,760 at September 30, 2007. The drop in the median home price has been influenced by the large number of distressed sales where sizable price reductions were made. Moreover, based on the current financial and real estate markets, and the volatility and uncertainty thereof, it is extremely difficult to assess the collectability of the Fund’s loans and obligations.

Item 4T. Controls and Procedures.

The Manager of the Fund strives to maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management to allow timely decisions on required disclosure. Due to the departure of the Manager’s CFO on June 20, 2008, we have concluded that the Fund’s disclosure controls and procedures regarding information required to be included in SEC reports as of September 30, 2008 was not adequate.

In light of the above, the Manager performed additional analysis and other post-closing procedures to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles. One way the Manager addressed this issue was by hiring an outside public accounting firm to assist in the preparation of the June 30, 2008 and September 30, 2008 financial statements and drafting of Form 10Q. Accordingly, the Manager believes the financial statements of the Fund included in this report fairly present, in all material respects, the financial condition, results of operations and cash flows for the periods presented.

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

All sales were made under the exemption from registration provided by Section 3(a)(11) of the Securities Act of 1933, as amended, and under Rule 147 promulgated there under. The offering is limited to California residents only. The Fund derives 100% of its revenues from loans secured by real property located in California. The Fund’s Operating Agreement and Subscription Agreement, both of which are executed by the investor, contain written disclosures regarding the limitations on resale prescribed by Rule 147.

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

During the period covered by this report the Fund made the following sales of unregistered securities, to various investors meeting the Fund’s investor suitability standards, on the terms described above:

Date of Sale	Units Sold	Purchase Price
01/14/08	294.51	$29,451
02/01/08	252.25	$25,225
03/31/08	233.38	$23,338
04/03/08	149.10	$14,910
05/20/08	167.30	$16,730

01/04/08 (reinvestment)	628.54	$62,854
02/05/08 (reinvestment)	628.03	$62,803
03/05/08 (reinvestment)	381.74	$38,174
04/08/08 (reinvestment)	392.54	$39,254
05/14/08 (reinvestment)	193.00	$19,300
06/11/08 (reinvestment)	178.55	$17,855
07/22/08 (reinvestment)	207.58	$20,758

Item 3.  Defaults on Senior Securities

Three of the loans guaranteed by the same Principal (Note 6 - Concentration) were subordinated to first trust deed loans totaling $2,929,000 at interest rates of 11%-12% per year. Interests on these notes have been delinquent for periods ranging from 10-18 months and the borrower has not paid the holder of the first trust deed as of September 30, 2008. Additionally, another loan that was guaranteed by the same Principal was foreclosed upon in January 2008, subject to a first trust deed amounting to $800,000 at 11% interest. Interest on this senior note was 22 months past due as of September 30, 2008, therefore, based on the terms of the note, the Fund is in default on this senior deed of trust.

A senior first trust deed amounting to $1,125,000 at 12% interest was assumed when the Fund foreclosed on a promissory note in August 2007. Interest on this senior note is 13 months past due, therefore, based on the terms of the note, the Fund is in default on this senior deed of trust.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 14th day of November, 2008.

LAKESIDE MORTGAGE FUND, LLC,
A California Limited Liability Company

By:	Lakeside Financial Group, Inc.,
Manager

By:	/S/ Paula M. Lewis
Paula M. Lewis, President & CEO